Form 10-Q
period 2019-06-30
CCF Holdings LLC
filed 2019-08-13
CIK 1766682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to to

Commission File Number: 333‑231069

CCF HOLDINGS LLC

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	83‑2704255 (IRS Employer Identification No.)

6785 Bobcat Way, Suite 200, Dublin, Ohio (Address of principal executive offices)	43016 (Zip Code)

(888) 513‑9395

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities Registered pursuant to Section 12(b) of the Act: none

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T  (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻

Non-accelerated filer ☒	Smaller reporting company ◻
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12‑b‑2 of the Act.) Yes ☐    No ☒

There is no market for the registrant’s equity. As of June  30, 2019, there were 992,857 units outstanding.

CCF Holdings LLC and Subsidiaries

Form 10-Q for the Quarterly Period Ended June  30, 2019

		Page
	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018	3

	Consolidated Statements of Operations and Comprehensive Loss for the three months and six months ended June 30, 2019 (unaudited) and June 30, 2018 (unaudited)	4

	Consolidated Statement of Stockholders’ Equity for the three months and six months ended June 30, 2018 (unaudited)	5

	Consolidated Statement of Members’ Equity for the three months and six months ended June 30, 2019 (unaudited)	6

	Consolidated Statements of Cash Flows for the six months ended June 30, 2019 (unaudited) and June 30, 2018 (unaudited)	7

	Notes to unaudited Consolidated Financial Statements	8-27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations	28-45

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46

Item 4.	Controls and Procedures	46

Part II	Other Information	46

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	47

Item 6.	Exhibits	47

	Signatures	48

CCF Holdings LLC and Subsidiaries

Consolidated Balance Sheets

June  30, 2019 and December 31, 2018

(In thousands, except share data)

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$59,740	$53,208
Restricted cash	4,145	4,175
Finance receivables, net of allowance for loan losses of $12,025 and $3,139	76,309	81,093
Card related pre-funding and receivables	991	899
Other current assets	21,785	16,028
Total current assets	162,970	155,403
Noncurrent Assets
Finance receivables, net of allowance for loan losses of $1,424 and $335	3,711	3,271
Property, leasehold improvements and equipment, net	48,181	61,842
Right of use assets - operating leases	29,280	—
Goodwill	11,288	11,288
Other intangible assets	2,893	3,136
Security deposits	7,445	2,282
Total assets	$265,768	$237,222
Liabilities and Members' Equity
Current Liabilities
Accounts payable and accrued liabilities	$43,584	$35,422
Money orders payable	7,198	8,548
Accrued interest	1,344	1,586
Current portion of operating lease obligation	14,020	—
Current portion of subsidiary notes payable, net of deferred issuance costs of $1,069 and $-0-	69,790	884
Deferred revenue	2,535	2,535
Total current liabilities	138,471	48,975
Noncurrent Liabilities
Lease termination payable	—	387
Operating lease obligation	16,273	—
Subsidiary notes payable, net of deferred issuance costs of $-0- and $16	922	70,938
Secured notes payable	40,000	42,000
Senior PIK notes, at fair value	81,166	60,796
Deferred revenue	3,718	4,985
Total liabilities	280,550	228,081
Commitments and Contingencies
Members' Equity
Common units, par value $-0- per unit, 850,000 Class A authorized and outstanding units at June 30, 2019 and December 31, 2018 and 142,857 and 150,000 Class B authorized and outstanding at June 30, 2019 and December 31, 2018	870	870
Retained earnings (deficit)	(17,134)	1,636
Accumulated other comprehensive income	1,482	6,635
Total members' equity (deficit)	(14,782)	9,141
Total liabilities and members' equity	$265,768	$237,222

See Notes to Unaudited Consolidated Financial Statements.

CCF Holdings LLC and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

Three Months and Six Months Ended June  30, 2019 and 2018

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	Successor	Predecessor	Successor	Predecessor
Revenues:
Finance receivable fees	$46,633	$46,310	$95,462	$97,242
Credit service fees	16,688	17,491	34,794	36,687
Check cashing fees	12,774	11,562	25,294	23,254
Card fees	2,681	2,511	5,896	4,459
Other	3,717	3,451	7,543	7,334
Total revenues	82,493	81,325	168,989	168,976
Operating expenses:
Salaries	17,396	17,361	34,242	34,493
Provision for loan losses	25,346	22,823	46,632	45,458
Occupancy	6,199	6,229	12,421	12,572
Advertising and marketing	795	1,496	1,572	2,507
Lease termination	—	469	—	566
Depreciation and amortization	5,147	2,104	13,352	4,327
Other	9,638	10,984	19,462	22,009
Total operating expenses	64,521	61,466	127,681	121,932
Operating gross profit	17,972	19,859	41,308	47,044
Corporate and other expenses:
Corporate expenses	17,268	17,159	33,852	34,761
Depreciation and amortization	1,467	1,329	2,948	2,422
Interest expense, net	11,875	13,619	23,261	25,797
Total corporate and other expenses	30,610	32,107	60,061	62,980
Loss from continuing operations, before tax	(12,638)	(12,248)	(18,753)	(15,936)
Provision for income taxes	4	—	17	—
Net loss	$(12,642)	$(12,248)	$(18,770)	$(15,936)
Other comprehensive loss:
Change in fair value of senior PIK notes	9,492	—	(5,153)	—
Other comprehensive income (loss):	9,492	—	(5,153)	—
Comprehensive loss	$(3,150)	$(12,248)	$(23,923)	$(15,936)

See Notes to Unaudited Consolidated Financial Statements.

CCF Holdings LLC and Subsidiaries

Consolidated Statement of Stockholders’ Equity

Three Months and Six Months Ended June  30, 2018

(Predecessor)

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30, 2018
				Additional
	Common Stock		Treasury	Paid-In	Retained
	Shares	Amount	Stock	Capital	Deficit	Total
Balance, March 31, 2018	7,990,020	$90	$(50)	$129,683	$(338,571)	$(208,848)
Stock-based compensation expense	—	—	—	9	—	9
Net loss	—	—	—	—	(12,248)	(12,248)
Balance, June 30, 2018	7,990,020	$90	$(50)	$129,692	$(350,819)	$(221,087)

	Six Months Ended June 30, 2018
				Additional
	Common Stock		Treasury	Paid-In	Retained
	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2017	7,990,020	$90	$(50)	$129,675	$(334,883)	$(205,168)
Stock-based compensation expense	—	—	—	17	—	17
Net loss	—	—	—	—	(15,936)	(15,936)
Balance, June 30, 2018	7,990,020	$90	$(50)	$129,692	$(350,819)	$(221,087)

See Notes to Unaudited Consolidated Financial Statements.

CCF Holdings LLC and Subsidiaries

Consolidated Statement of Members’ Equity

Three Months and Six Months Ended June  30, 2019

(Successor)

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30, 2019
						Accumulated
						Other
	Class A Common Units		Class B Common Units		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Total

Balance, March 31, 2019	850,000	$740	142,857	$130	$(4,492)	$(8,010)	$(11,633)
Net loss	—	—	—	—	(12,642)	—	(12,642)
Change in fair value of senior PIK notes	—	—	—	—	—	9,492	9,492
Balance, June 30, 2019	850,000	$740	142,857	$130	$(17,134)	$1,482	$(14,782)

	Six Months Ended June 30, 2019
						Accumulated
					Retained	Other
	Class A Common Units		Class B Common Units		Earnings	Comprehensive
	Shares	Amount	Shares	Amount	(Deficit)	Income (Loss)	Total

Balance, December 31, 2018	850,000	$740	150,000	$130	$1,636	$6,635	$9,141
Redemption of common units	-	—	(7,143)	—	—	—	—
Net loss	—	—	—	—	(18,770)	—	(18,770)
Change in fair value of senior PIK notes	—	—	—	—	—	(5,153)	(5,153)
Balance, June 30, 2019	850,000	$740	142,857	$130	$(17,134)	$1,482	$(14,782)

See Notes to Unaudited Consolidated Financial Statements.

CCF Holdings LLC and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2019 and 2018

(In thousands, Unaudited)

	Six Months Ended
	June 30,
	2019	2018
	Successor	Predecessor
Cash flows from operating activities
Net loss	$(18,770)	$(15,936)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	46,632	45,458
Loss on disposal of assets	246	271
Depreciation	16,082	6,310
Amortization of note discount and deferred debt issuance costs	392	3,167
Amortization of intangibles	217	439
Right of use assets - operating leases	1,013	—
Stock-based compensation	—	17
Changes in assets and liabilities:
Card related pre-funding and receivables	(92)	156
Other assets	(10,894)	(1,666)
Deferred revenue	(1,267)	(1,267)
Accrued interest (1)	14,975	15
Money orders payable	(1,350)	945
Lease termination payable	(387)	(173)
Accounts payable and accrued expenses	8,161	(6,369)
Net cash provided by operating activities	54,958	31,367
Cash flows from investing activities
Net receivables originated	(42,288)	(28,646)
Purchase of leasehold improvements and equipment	(2,666)	(3,072)
Net cash used in investing activities	(44,954)	(31,718)
Cash flows from financing activities
Repurchase of secured notes	(2,000)	—
Payments on subsidiary note	(57)	(59)
Payments on capital lease obligations	—	(322)
Debt issuance costs	(1,445)	(5,944)
Net cash used in financing activities	(3,502)	(6,325)
Net increase (decrease) in cash and cash equivalents and restricted cash	6,502	(6,676)
Cash and cash equivalents and restricted cash:
Beginning	57,383	71,212
Ending	$63,885	$64,536

(1) Non-cash increase in senior PIK notes of $15,217 in lieu of payment of accrued interest

The following table reconciles cash and cash equivalents and restricted cash from the
Consolidated Balance Sheets to the above statements:
	December 31,
	2018	2017
	Successor	Predecessor
Cash and cash equivalents	$53,208	$66,627
Restricted Cash	4,175	4,585
Total cash and cash equivalents and restricted cash	$57,383	$71,212

	June 30,
	2019	2018
	Successor	Predecessor
Cash and cash equivalents	$59,740	$60,166
Restricted Cash	4,145	4,370
Total cash and cash equivalents and restricted cash	$63,885	$64,536

See Notes to Unaudited Consolidated Financial Statements.

CCF Holdings LLC and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies

Nature of business:    CCF Holdings, LLC (the ‘‘Company’’ or ‘‘CCF’’) is a provider of alternative financial services to unbanked and under-banked consumers. The Company was formed in 2018 and began operations upon the closing of the Restructuring (as defined below). As a result of the Restructuring, the Company succeeded to the business and operations of Community Choice Financial Inc., which we refer to as our Predecessor. The Company owned and operated 475 retail locations in 12 states and was licensed to deliver similar financial services over the internet in 29 states as of June 30, 2019. Through its network of retail locations and over the internet, the Company provides customers a variety of financial products and services, including secured and unsecured, short-term and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of its individual customers.

As an ‘‘emerging growth company,’’ the Company is permitted to delay the adoption of new or revised accounting standards until such time as those standards apply to private companies. The Company has chosen to take advantage of the extended transition period for complying with new or revised accounting standards.

The 2018 Restructuring

On December 12, 2018, the Predecessor entered into an agreement (the ‘‘Restructuring Agreement’’), with (a) CCF OpCo LLC, a Delaware limited liability company (‘‘CCF OpCo’’), (b) the Company, (c) CCF Intermediate Holdings LLC, a Delaware limited liability company (‘‘CCF Intermediate’’), (d) certain of Predecessor’s direct and indirect subsidiaries, (e) certain noteholders under (i) the Indenture, dated as of April 29, 2011 (as amended, modified or supplemented from time to time, the ‘‘2019 Indenture’’), by and among the Predecessor, the subsidiary guarantors party thereto, Computershare Trust Company, N.A. and Computershare Trust Company of Canada, together as indenture trustee (the ‘‘Indenture Trustee’’), and Computershare Trust Company, N.A., as collateral agent (in such capacity, the ‘‘Collateral Agent’’) governing Predecessor’s 10.75% senior secured notes due May 1, 2019 (the ‘‘2019 Notes’’), (ii) the Indenture, dated as of July 6, 2012 (as amended, modified or supplemented from time to time, the ‘‘2020 Indenture’’, and together with the 2019 Indenture, the ‘‘Existing Indentures’’), by and among Predecessor, the subsidiary guarantors party thereto, the Indenture Trustee and the Collateral Agent, governing Predecessor’s 12.75% senior secured notes due May 1, 2020 (the ‘‘2020 Notes’’), and (iii) the Indenture, dated as of September 6, 2018 (as amended, modified or supplemented from time to time, the ‘‘SPV Indenture’’), by and among Community Choice Financial Issuer, LLC, a Delaware limited liability company (‘‘CCF Issuer’’), the guarantor party thereto, and Computershare Trust Company, N.A, as indenture trustee (in such capacity, the ‘‘SPV Trustee’’) and collateral agent (in such capacity, the ‘‘SPV Collateral Agent’’) governing CCF Issuer’s 9.00% senior secured notes due September 6, 2020 (the ‘‘Secured Notes’’), (f) certain investment funds associated with Diamond Castle Holdings and Golden Gate Capital (each, a ‘‘Sponsor,’’ and collectively, the ‘‘Sponsors’’) and (g) CCF Issuer as revolving lender (the ‘‘Revolving Lender’’) under the Credit Agreement, dated as of September 6, 2018 (as amended, modified, supplemented, or otherwise restated from time to time, the ‘‘Revolving Credit Agreement’’), by and among CCF OpCo, CCF Intermediate, the subsidiary guarantors party thereto, GLAS Trust Company LLC as administrative agent, and the Revolving Lender.

Substantially concurrent with the execution and delivery of, and pursuant to, the Restructuring Agreement, on December 12, 2018 (the ‘‘Closing Date’’) the Predecessor consummated a number of transactions contemplated thereby (the ‘‘Restructuring’’), which satisfied Predecessor’s obligation to execute a Deleveraging Transaction (as defined in the Revolving Credit Agreement) as required under the Amended and Restated Revolving Credit Agreement dated June 30, 2017 (which we refer to as the “Victory Park Revolver”),   and the SPV Indenture.

The Deleveraging Transaction was effected by way of an out-of-court strict foreclosure transaction, pursuant to which the Collateral Agent under the Existing Indentures, acting at the direction of certain beneficial holders holding more than 50% of the 2019 Notes and the beneficial holders of 100% of the 2020 Notes, exercised remedies whereby all right, title and interest in and to all of the assets of the Predecessor that constitute collateral with respect to the Existing Indentures, including the issued and outstanding equity interests in certain of the Predecessor’s direct subsidiaries, were transferred to CCF OpCo. CCF OpCo is an indirect wholly owned subsidiary of the Company.

As a result of the strict foreclosure, all obligations represented by the 2019 Notes and 2020 Notes were extinguished, and holders of the 2019 Notes and 2020 Notes received a pro rata share of $276.9 million of the newly-issued 10.750% Senior PIK Notes due 2023 (the ‘‘PIK Notes’’) and 850,000 Class A common limited liability company units (‘‘Class A Common Units’’) issued by the Company. Additionally, the holders of Secured Notes received their pro rata share of 150,000 Class B common limited liability company units (‘‘Class B Common Units’’) issued by the Company, and Predecessor’s existing equity holders, including the Sponsors, are entitled to receive a pro rata share of up to 52,632 of the Company’s Class C common limited liability company units (‘‘Class C Common Units’’). Furthermore, we may in the future issue Class M common limited liability company units (‘‘Class M Common Units’’ and together with Class A Common Units, Class B Common Units and Class C Common Units, the ‘‘Common Units’’) pursuant to an equity incentive plan. In connection with the Restructuring, the SPV Indenture was amended and restated to, among other things, extend the maturity date of the Secured Notes from September 6, 2020, to June 15, 2023.

The Class A Common Units and Class B Common Units (which Class B Common Units represented 15.0% of the aggregate number of the Company’s issued and outstanding Common Units on December 12, 2018, subject to adjustment for any future issuances of common units (i) in consideration for the redemption of the PIK Notes (‘‘Redemption Units’’), or (ii) in connection with the issuance of any additional debt securities (‘‘Additional Financing Units’’), such that they continue to represent 15.0% of the issued and outstanding Common Units (including such Redemption Units and Additional Financing Units, but subject to dilution from any new management equity plan)) will entitle the holders thereof to voting rights (in each case, subject to the limitations in the governing documents of the Company). Following the Class C Distribution Trigger Time, Class C Common Units will be entitled to up to 5.0% of distributions from the Company. The Class C Common Units shall be subject to dilution from any new management equity plan and other common units and other equity interests of the Company that may be issued after the effective date of the Deleveraging Transaction.

In addition, in connection with the Restructuring, CCFI Funding II LLC, a non-guarantor subsidiary of CCF OpCo, entered into an amendment to the Amended and Restated Loan and Security Agreement, dated as of April 25, 2017 (as amended, modified or supplemented from time to time, the ‘‘Ivy Credit Agreement’’) pursuant to which, among other things, our borrowings under the Ivy Credit Agreement were increased from $63,500 to $70,000.

A summary of the Company’s significant accounting policies follows:

Basis of presentation:  The accompanying interim unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018, included in the Company’s Registration Statement on Form S-1 that was declared effective by the Securities & Exchange Commission on July 17, 2019. All adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial condition, have been included. The results for any interim period are not necessarily indicative of results to be expected for the year ending December 31, 2019.

Upon the effective date of the Restructuring, the Company applied business combination accounting which resulted in the creation of a new entity for financial reporting purposes. As a result of the application of business combination accounting, as well as the effects of the implementation of the Restructuring, the Consolidated Financial Statements on or after December 12, 2018 may not be comparable with the Consolidated Financial Statements prior to that date. Refer to Note 10. Business Combinations for a discussion of the Restructuring and the related impact of business combination accounting on the consolidated financial statements. Due to the timing of the Restructuring, the results of operations for the three months and six months ended June  30, 2018 reflect the results of operations of the

Predecessor. The Company’s financial condition and results of operations for the three months and six months ended June  30, 2019 reflects the financial condition and results of operations of the Successor.

References to ‘‘Successor’’ or ‘‘Successor Company’’ relate to the financial position and results of operations of the reorganized Company subsequent to December 12, 2018. References to ‘‘Predecessor’’ or ‘‘Predecessor Company’’ refer to the financial position and results of operations of Community Choice Financial Inc. on and before December 12, 2018.

Business combinations: The Company accounts for business combinations under the acquisition method of accounting. Under this method, acquired assets, including separately identifiable intangible assets, and any assumed liabilities are recorded at their acquisition date estimated fair value. The excess of purchase price over the fair value amounts assigned to the assets acquired and the liabilities assumed represents the goodwill amount resulting from the Restructuring. Determining the fair value of assets acquired and liabilities assumed involves the use of significant estimates and assumptions.

Basis of consolidation:  The accompanying consolidated financial statements include the accounts of CCF and subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Business segments:  FASB Accounting Standards Codification (“ASC”) Topic 280 Segment Reporting requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way operating segments were determined and other items. The Company reports operating segments in accordance with FASB ASC Topic 280. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in determining how to allocate resources and assess performance. The Company operates in two segments: Retail financial services (“Retail segment”) and Internet financial services (“Internet segment”).

Equity method investments:    Entities and investments over which the Company exercises significant influence over the activities of the entity but which do not meet the requirements for consolidation are accounted for using the equity method of accounting pursuant to ASC 323, whereby the Company records its share of the underlying income or loss of these entities. Intercompany profit arising from transactions with affiliates is eliminated to the extent of its beneficial interest. Equity in losses of equity method investments is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist.

Revenue recognition:    Transactions include loans, credit service fees, check cashing, bill payment, money transfer, money order sales, and other miscellaneous products and services. The recognized revenue from these transactions is classified in the following categories:

Finance receivables fees—Advance fees and direct costs incurred for the origination of secured and unsecured short-term and medium-term consumer loans are deferred and amortized over the loan period using the interest method. Revenue on loans determined to be troubled debt restructurings are recognized at the impaired loans’ original interest rates until the impaired loans are charged off or paid by the customer. Revenues from short-term and medium-term consumer loans are recognized and the performance obligation is satisfied over the term of the loan.

Credit service fees—Credit service organization and credit access bureau (collectively ‘‘CSO’’) fees are recognized over the arranged credit service period. ASC 606 requires product sales to be allocated based on performance obligation. CSO performance obligations include the guarantee and the arrangement of the loan. The guarantee portion of the fees are recognized over the period of the loan as the guarantee represents the primary performance obligation. The arrangement of the loan represents a small portion of the CSO fee, and the net impact resulting from the adoption of ASC 606 for this portion of the fee would not be material. Credit service fees are recognized and the performance obligation is satisfied over the term of the related loan.

Check cashing fees—The full amount of the check cashing fee is recognized as revenue at the time of the transaction. The revenue is recognized and the performance obligation is satisfied at the time the service is provided.

Card fees and Other—The Company acts in an agency capacity regarding bill payment services, money transfers, card products, and money orders offered and sold at its retail locations. The Company records the net amount retained as revenue because the supplier is the primary obligor in the arrangement, the amount earned by the Company is fixed, and the supplier is determined to have the ultimate credit risk. The revenue is recognized and the performance obligation is satisfied at the time the service is provided.

Disaggregation of revenues—Revenues for finance receivable and CSO fees are recognized over the term of the loan and were $63,321 and $63,801 for the three months, and $130,256 and $133,929 for the six months ended June 30, 2019, and 2018, respectively. Revenues for check cashing, card fees, and other are recognized at the time of service and were $19,172 and $17,524 for the three months, and $38,733 and $35,047 for the six months ended June 30, 2019, and 2018, respectively.

Finance receivables:  Finance receivables consist of short term and medium‑term consumer loans.

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term loan products typically range in principal from $100 to $1,000, with a maturity between fourteen and thirty days, and include a written agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations, which vary by state. State statutes vary from charging fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advance by making cash payments or allowing a check or preauthorized debit to be presented. Secured consumer loans with a maturity of ninety days or less are included in this category and represented 13.3% and 12.8% of short-term consumer loans at June  30, 2019 and December 31, 2018, respectively.

Medium-term consumer loans can be unsecured or secured with a maturity greater than ninety days and up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000, and are evidenced by a promissory note with a maturity between three and thirty-six months. These consumer loans vary in structure depending upon the applicable laws and regulations where they are offered. The medium-term consumer loans are payable in installments or provide for a line of credit with periodic payments. Secured consumer loans with a maturity greater than ninety days are included in this category and represented 14.7% and 13.7% of medium-term consumer loans at June 30, 2019, and December 31, 2018, respectively.

Allowance for loan losses:  Provisions for loan losses are charged to income in amounts sufficient to maintain an adequate allowance for loan losses and an adequate accrual for losses related to guaranteed loans processed for third-party lenders under the CSO programs. The factors used in assessing the overall adequacy of the allowance for loan losses, the accrual for losses related to guaranteed loans made by third-party lenders and the resulting provision for loan losses include an evaluation by product, by market based on historical loan loss experience, and delinquency of certain medium-term consumer loans. The Company evaluates various qualitative factors that may or may not affect the computed initial estimate of the allowance for loan losses, by using internal valuation inputs including historical loan loss experience, delinquency, overall portfolio quality, and current economic conditions.

For short term unsecured consumer loans, the Company’s policy is to charge off loans when they become past due. The Company’s policy dictates that, where a customer has provided a check or an electronic payment authorization for presentment upon the maturity of a loan, if the customer has not paid off the loan by the due date, the Company will deposit the customer’s check or draft the customer’s bank account for the amount due. If the check or draft is returned as unpaid, all accrued fees and outstanding principal are charged-off as uncollectible. For short term secured loans, the Company’s policy requires that balances be charged off when accounts are either thirty or sixty days past due depending on the product. The Company accrues interest on past-due loans until charge off. The Company did not have any nonaccrual loans as of June  30, 2019 or December 31, 2018. The amount of the resulting charge-off includes unpaid principal, accrued interest and any uncollected fees, if applicable.

For medium term secured and unsecured consumer loans that have a term of one year or less, the Company’s policy requires that balances be charged off when accounts are sixty days past due. For medium term secured and unsecured consumer loans that have an initial maturity of greater than one year, the Company’s policy requires that balances be charged off when accounts are ninety-one days past due. The Company accrues interest on past-due loans until charge off. The amount of the resulting charge-off includes unpaid principal, accrued interest and any uncollected fees, if applicable.

In certain markets, the Company reduced interest rates and favorably changed payment terms for medium-term consumer loans to assist borrowers in avoiding default and to mitigate risk of loss. These reduced interest rates and changed payment terms were limited to loans that the Company believed the customer had the ability to pay in the foreseeable future. These loans were accounted for as troubled debt restructurings and represent the only loans considered impaired due to the nature of the Company’s charge-off policy.

Recoveries of amounts previously charged off are recorded to the allowance for loan losses or the accrual for third‑party losses in the period in which they are received.

Goodwill and other intangible assets: Goodwill, or cost in excess of fair value of net assets of the companies acquired, is recorded at its carrying value and is periodically evaluated for impairment. The Company tests the carrying value of goodwill and other intangible assets annually as of December 31 or when the events and circumstances warrant such a review. One of the methods for this review is performed using estimates of future cash flows. If the carrying value of goodwill or other intangible assets is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the goodwill or intangible assets exceeds its fair value. Changes in estimates of cash flows and fair value, however, could affect the valuation.

In connection with the Restructuring on December 12, 2018, the Company recognized goodwill and other intangible assets of $14,048 to the Retail segment, and other intangible assets of $403 to the Internet segment. The Company’s other intangible assets consist of a trade name. The amount recorded for other intangible assets is amortized using the straight-line method over seven years. Intangible amortization expense was $107 and $316 for the three months,  and $217 and $439 for the six months ended June  30, 2019, and 2018, respectively.

Debt buyer liability: The Company records a liability for the secured and unsecured revolving loans offered by a third party expected to default, as the Company is required to purchase loans that default per a debt buying agreement. This liability is disclosed as part of accounts payable and accrued liabilities on the consolidated balance sheet.

Lease termination payable:  The Company records a liability in the consolidated balance sheets for the remaining lease obligations with the corresponding lease termination expense for closed retail locations disclosed in the operating expenses section, and closed corporate locations disclosed in the corporate and other expenses section, of the consolidated statements of operations, respectively.

Fair value of financial instruments:  Financial assets and liabilities measured at fair value are grouped in three levels. The levels prioritize the inputs used to measure the fair value of the assets or liabilities. These levels are:

•	Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities.

•

Level 2—Inputs other than quoted prices that are observable for assets and liabilities, either directly or indirectly. These inputs include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are less attractive.

•	Level 3—Unobservable inputs for assets and liabilities reflecting the reporting entity’s own assumptions.

The Company follows the provisions of ASC 820‑10, Fair Value Measurements and Disclosures, which applies to all assets and liabilities that are being measured and reported on a fair value basis. ASC 820‑10 requires a disclosure that establishes a framework for measuring fair value within GAAP and expands the disclosure about fair value measurements. This standard enables a reader of consolidated financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The standard requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories.

In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The Company’s financial instruments consist primarily of cash and cash equivalents, finance receivables, restricted cash, and lines of credit. For all such instruments, including notes payable at June 30, 2019, and December 31, 2018, the carrying amounts in the consolidated financial statements approximate their fair values. Finance receivables are short term in nature and are originated at prevailing market rates and lines of credit bear interest at current market rates. The fair value of finance receivables at June 30, 2019 and December 31, 2018 approximates carrying value and is measured using internal valuation inputs including historical loan loss experience, delinquency, overall portfolio quality, and current economic conditions.

The fair value of the PIK notes was determined at June 30, 2019 and December 31, 2018. As more fully described in Note 5, the fair value of the PIK notes was determined using an approach that considered both a Black Scholes option price methodology and the intrinsic value of the notes on an ‘‘as-if-converted’’ basis.

	June 30, 2019
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$59,740	$59,740	1
Restricted cash	4,145	4,145	1
Finance receivables	80,020	80,020	3
Financial liabilities:
Senior PIK Notes	81,166	81,166	3
Secured Note Payable	40,000	40,000	2
Subsidiary Note payable	71,781	71,781	2

	December 31, 2018
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$53,208	$53,208	1
Restricted cash	4,175	4,175	1
Finance receivables	84,364	84,364	3
Financial liabilities:
Senior PIK Notes	60,796	60,796	3
Secured Note Payable	42,000	42,000	2
Subsidiary Note payable	71,838	71,838	2

Recent Accounting Pronouncements:    In February 2016, the FASB issued ASU 2016-02, ‘‘Leases (Topic 842”,  which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to recognize the following for all leases with terms longer than 12 months: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Leases with a term of 12 months or less will be accounted for similarly to existing guidance for operating leases today. In addition, ASU 2016-02 aligns lessor accounting with the lessee accounting model and ASU 2014-09, Revenue from Contracts with Customers (Topic 606) Section A—Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40) (‘‘ASU 2014-09’’). ASU 2016-02 is effective for emerging growth companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Company has elected early adoption of the standard for the year ending December 31, 2019. The Company elected the package of practical expedients, which permits a lessee to not rely upon the new standard its prior conclusions regarding lease identification, lease classification and initial direct costs. Entities must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented, or the beginning of the period adopted, in the financial statements. As a result of the adoption of the new lease standard on January 1, 2019, the Company recorded $34,154 for both operating lease liabilities and corresponding right-of-use assets. The operating lease liabilities will be based on the present value of the remaining minimum rental payments using discount rates as of the effective date.

Subsequent events:  The Company has evaluated its subsequent events (events occurring after June 30, 2019) through the issuance date of August 13, 2019.

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses

Finance receivables representing amounts due from customers for advances at June  30, 2019, and December 31, 2018, consisted of the following:

	June 30,	December 31,
	2019	2018
Short-term consumer loans:
Secured	$7,695	$6,908
Unsecured	50,319	46,871
Total short-term consumer loans	58,014	53,779
Medium-term consumer loans
Secured	5,578	4,936
Unsecured	32,260	31,093
Total medium-term consumer loans	37,838	36,029
Total gross receivables	95,852	89,808
Unearned advance fees, net of deferred loan origination costs	(2,383)	(1,970)
Finance receivables before allowance for loan losses	93,469	87,838
Allowance for loan losses	(13,449)	(3,474)
Finance receivables, net	$80,020	$84,364

Finance receivables, net
Current portion	$76,309	$81,093
Non-current portion	3,711	3,271
Total finance receivables, net	$80,020	$84,364

Changes in the allowance for loan losses by product type for the three months ended June 30, 2019, are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	4/1/2019	Provision	Charge-Offs	Recoveries	6/30/2019	6/30/2019	of receivables
Short-term consumer loans	$2,315	$9,066	$(16,684)	$7,877	$2,574	$58,014	4.44%
Medium-term consumer loans	3,724	7,458	(1,290)	983	10,875	37,838	28.74%
	$6,039	$16,524	$(17,974)	$8,860	$13,449	$95,852	14.03%

The provision for loan losses for the three months ended June 30, 2019, also includes losses from returned items from check cashing of $1,243.

The provision for short-term consumer loans of $9,066 is net of debt sales of $475 for the three months ended June 30, 2019.

The provision for medium-term consumer loans of $7,458 is net of debt sales of $323 for the three months ended June 30, 2019.

The Company evaluates all short-term and medium-term consumer loans collectively for impairment, except for individually evaluating certain unsecured medium-term loans that have been modified and classified as troubled debt restructurings. In certain markets, the Company reduced interest rates and favorably changed payment terms for certain unsecured medium-term consumer loans to assist borrowers in avoiding default and to mitigate risk of loss. The provision and subsequent charge off related to these loans totaled $8 and is included in the provision for medium-term consumer loans for the three months ended June  30, 2019. For these loans evaluated for impairment, there were $22 of payment defaults during the three months ended June  30, 2019. The troubled debt restructurings during the three months ended June  30, 2019 are subject to an allowance of $2 with a net carrying value of $5 at June  30, 2019.

Changes in the allowance for loan losses by product type for the six months ended June 30, 2019, are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	1/1/2019	Provision	Charge-Offs	Recoveries	6/30/2019	6/30/2019	of receivables
Short-term consumer loans	$2,018	$16,638	$(33,087)	$17,005	$2,574	$58,014	4.44%
Medium-term consumer loans	1,456	14,391	(6,923)	1,951	10,875	37,838	28.74%
	$3,474	$31,029	$(40,010)	$18,956	$13,449	$95,852	14.03%

The provision for loan losses for the six months ended June 30, 2019, also includes losses from returned items from check cashing of $2,266.

The provision for short-term consumer loans of $16,638 is net of debt sales of $475 for the six months ended June 30, 2019.

The provision for medium-term consumer loans of $14,391 is net of debt sales of $323 for the six months ended June 30, 2019.

The provision and subsequent charge off related to troubled debt restructurings totaled $19 and is included in the provision for medium-term consumer loans for the six months ended June 30, 2019. For these loans evaluated for impairment, there were $45 of payment defaults during the six months ended June 30, 2019. The troubled debt restructurings during the six months ended June 30, 2019 are subject to an allowance of $5 with a net carrying value of $11 at June 30, 2019.

Changes in the allowance for loan losses by product type for the three months ended June  30, 2018, are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	4/1/2018	Provision	Charge-Offs	Recoveries	6/30/2018	6/30/2018	of receivable
Short-term consumer loans	$2,318	$8,699	$(15,617)	$7,231	$2,631	$57,530	4.57%
Medium-term consumer loans	12,485	6,084	(7,677)	1,034	11,926	37,187	32.07%
	$14,803	$14,783	$(23,294)	$8,265	$14,557	$94,717	15.37%

The provision for loan losses for the three months ended June  30, 2018, also includes losses from returned items from check cashing of $1,329.

The provision for short-term consumer loans of $8,699 is net of debt sales of $412 for the three months ended June  30, 2018.

The provision for medium-term consumer loans of $6,084 is net of debt sales of $216 for the three months ended June  30, 2018.

The provision and subsequent charge off related to troubled debt restructurings totaled $21 and is included in the provision for medium-term consumer loans for the three months ended June  30, 2018. For these loans evaluated for impairment, there were $67 of payment defaults during the three months ended June  30, 2018. The troubled debt restructurings during the three months ended June  30, 2018 are subject to an allowance of $10 with a net carrying value of $13 at June  30, 2018.

Changes in the allowance for loan losses by product type for the six months ended June 30, 2018, are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	1/1/2018	Provision	Charge-Offs	Recoveries	6/30/2018	6/30/2018	of receivable
Short-term consumer loans	$2,697	$16,858	$(34,041)	$17,117	$2,631	$57,530	4.57%
Medium-term consumer loans	13,630	14,481	(18,744)	2,559	11,926	37,187	32.07%
	$16,327	$31,339	$(52,785)	$19,676	$14,557	$94,717	15.37%

The provision for loan losses for the six months ended June 30, 2018, also includes losses from returned items from check cashing of $2,391.

The provision for short-term consumer loans of $16,858 is net of debt sales of $823 for the six months ended June 30, 2018.

The provision for medium-term consumer loans of $14,481 is net of debt sales of $778 for the six months ended June 30, 2018.

The provision and subsequent charge off related to troubled debt restructurings totaled $41 and is included in the provision for medium-term consumer loans for the six months ended June 30, 2018. For these loans evaluated for impairment, there were $121 of payment defaults during the six months ended June 30, 2018. The troubled debt restructurings during the six months ended June 30, 2018 are subject to an allowance of $16 with a net carrying value of $26 at June 30, 2018.

The Company has subsidiaries that facilitate third-party lender loans. Changes in the accrual for third-party lender losses for the three months and six months ended June 30, 2019, and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	Successor	Predecessor	Successor	Predecessor

Short-term balance, beginning of period	$2,901	$3,580	$4,454	$4,570
Provision for loan losses	200	6,641	3,056	11,579
Charge-offs, net	(1,974)	(5,949)	(6,383)	(11,877)
Short-term balance, end of period	$1,127	$4,272	$1,127	$4,272

Medium-term balance, beginning of period	$2,953	$188	$59	$248
Provision for loan losses	3,115	70	6,017	149
Charge-offs, net	(2,382)	(46)	(2,390)	(185)
Medium-term balance, end of period	$3,686	$212	$3,686	$212

Total balance, beginning of period	$5,854	$3,768	$4,513	$4,818
Provision for loan losses	3,315	6,711	9,073	11,728
Charge-offs, net	(4,356)	(5,995)	(8,773)	(12,062)
Total balance, end of period	$4,813	$4,484	$4,813	$4,484

The Company offers a CSO product in Texas, and offered a CSO product in Ohio until April 2019, to assist consumers in obtaining credit with unaffiliated third-party lenders. Ohio House Bill 123 (“HB123”) prohibited CSO transactions in Ohio on or after April 28, 2019, at which time, the Ohio CSO product was no longer offered. Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $37,274 and $34,144 at June  30, 2019 and December 31, 2018, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement. The total gross finance receivables for the Ohio CSO product consist of $109 and $30,490 in short-term and $33,228 and $303 in medium-term loans at June 30, 2019 and December 31, 2018, respectively. The total gross finance receivables for the Texas CSO product consist of $3,937 and $3,351 in short-term loans at June  30, 2019 and December 31, 2018, respectively. The provision for third party lender losses of $3,315 and $9,073 for the three months and six months ending June 30, 2019 is net of debt sales of $249, respectively.  The provision for third party lender losses of $6,711 and $11,728 for the three months and six months ending June 30, 2018 is net of debt sales of $375 and $585, respectively.

For the Ohio CSO Program, the Company was required to purchase $2,310 and $11,237 of short-term loans and $3,011 and $139 of medium-term loans during the three months, and $12,209 and $24,421 of short-term loans and $3,073 and $336 of medium-term loans during the six months ended June 30, 2019 and 2018, respectively. As these loans were in default when purchased, they met the Company’s policy and were fully charged-off at acquisition. The Company recognized recoveries of $2,397  and $6,836 of short-term and $520 and $87 of medium-term collections on these loans during the three months, and $9,333 and $16,677 of short-term and $578 and $147 of medium-term collections on these loans during the six months ended June 30, 2019 and 2018, respectively.

For the Texas CSO Program, the Company was required to purchase $3,437 and $2,450 of short-term loans during the three months, and $5,984 and $6,104 of short-term loans during the six months ended June 30, 2019 and 2018, respectively. As these loans were in default when purchased, they met the Company’s policy and were fully charged-off at acquisition. The Company recognized recoveries of $1,310 and $837 of short-term collections on these loans during the three months,  $2,516 and $2,274 of short-term collections on these loans during the six months ended June 30, 2019 and 2018, respectively.

Beginning in April 2019, a third-party lender began offering secured and unsecured revolving loans through the Company’s retail locations, the “Program.”  Under the Program, certain CCF subsidiaries serve as distributors and do not perform any underwriting activities or make lending decisions.  Instead, the loans are offered as another product offering to customers who visit the Company’s retail locations. Under the Program, no fees are earned by the Company for loans originated by the third-party lender; however, the Company expects to generate fees through check cashing, bill payment and other similar money service business offerings provided to the customer.  As a part of the program, a  CCF subsidiary, other than the subsidiary providing retail financial services, entered into a debt buying agreement with the lender whereby that subsidiary will purchase the loans if the borrower defaults.  Total gross finance receivables for which the Company recorded a debt buyer liability were $6,842 as of June 30, 2019. The purchase price for any defaulted loan is equal to an agreed upon percentage of the unpaid principal balance and accrued interest and fees. The Company records these at fair value and the difference between the purchase price and expected recoverability is charged through the provision for loan losses. The Company has determined the fair value at repurchase based on a historical review of collections on defaulted loans. The Company will sell to a third-party or will charge-off the remaining balance after one week of collections activity.

Changes in the accrual for the debt buyer liability for the three months and six months ended June 30, 2019, were as follows:

Three and Six
Months Ended
June 30,
2019

Balance, beginning of period	$-
Provision for loan losses	4,264
Charge-offs, net	(441)
Balance, end of period	$3,823

The Company considers the near-term repayment performance of finance receivables as its primary credit quality indicator. The Company performs credit checks through consumer reporting agencies on certain borrowers. If a third-party lender provides the advance, the applicable third‑party lender decides whether to approve the loan and establishes all of the underwriting criteria and terms, conditions, and features of the customer’s loan agreement.

The aging of receivables at June  30, 2019, and December 31, 2018, were as follows:

	June 30, 2019		December 31, 2018
Current finance receivables	$87,020	90.9%	$81,097	90.3%
Past due finance receivables (1 - 30 days)
Secured short-term consumer loans	642	0.7%	629	0.7%
Unsecured short-term consumer loans	615	0.6%	449	0.5%
Short-term consumer loans	1,257	1.3%	1,078	1.2%
Secured medium-term consumer loans	1,111	1.2%	898	1.0%
Unsecured medium-term consumer loans	4,169	4.2%	3,772	4.2%
Medium-term consumer loans	5,280	5.4%	4,670	5.2%
Total past due finance receivables (1 - 30 days)	6,537	6.7%	5,748	6.4%
Past due finance receivables (31 - 60 days)
Secured medium-term consumer loans	265	0.3%	269	0.3%
Unsecured medium-term consumer loans	1,772	1.8%	2,425	2.7%
Medium-term consumer loans	2,037	2.1%	2,694	3.0%
Total past due finance receivables (31 - 60 days)	2,037	2.1%	2,694	3.0%
Past due finance receivables (61 - 90 days)
Secured medium-term consumer loans	7	0.0%	18	0.0%
Unsecured medium-term consumer loans	251	0.3%	251	0.3%
Medium-term consumer loans	258	0.3%	269	0.3%
Total past due finance receivables (61 - 90 days)	258	0.3%	269	0.3%
Total delinquent	8,832	9.1%	8,711	9.7%
	$95,852	100.0%	$89,808	100.0%

Note 3. Related Party Transactions and Balances

There were no new significant related party transactions, or material changes to existing related party transactions, during the six months ended June 30, 2019.

Note 4. Goodwill and Other Intangible Assets

In connection with the Restructuring, the Company recorded $11,288 in goodwill and $2,760 in intangible assets to the Retail financial services segment, and $403 in intangible assets to the Internet financial services segment, representing the fair values at the Restructuring date of December 12, 2018.  Please see Note 10 for additional information regarding the Restructuring.

Intangible amortization expense was $107 and $316 for the three months, and $217 and $439 for the six months ended June 30, 2019, and 2018, respectively. There were no additional significant changes to goodwill and other intangible assets during the six months ended June  30, 2019.

Note 5. Pledged Assets and Debt

PIK Notes payable at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019			December 31, 2018
	Principal	Discount	Fair Value	Principal	Discount	Fair Value
Senior PIK notes, 10.750% interest payable in-kind, due December 2023	$292,157	$210,991	$81,166	$276,940	$216,144	$60,796
	292,157	210,991	81,166	276,940	216,144	60,796
Less current maturities	—	—	—	—	—	—
Long-term portion	$292,157	$210,991	$81,166	$276,940	$216,144	$60,796

As a result of the Restructuring and application of business combination accounting, all of the Company’s debt obligations were initially recognized at fair value at December 13, 2018. The Company has elected to apply the fair value option to the PIK Notes, which resulted in the notes being carried at fair value. The Company elected the fair value option for the PIK Notes because the notes were initially recognized at a significant discount, all subsequent interest will be paid-in kind rather than in cash, and management expects it to be likely that the notes will be converted to equity upon maturity. For these reasons, management believes reporting the PIK Notes at fair value provides better information to the users of the Company’s financial statements. The fair value option was not elected for the Company’s other debt obligations because they do not have the same characteristics as the PIK Notes.

The fair value of the PIK Notes was determined using an approach that considered both a Black Scholes option price methodology and the intrinsic value of the notes on an ‘‘as-if-converted’’ basis. This approach was selected because the PIK Notes are expected to be converted to equity upon redemption and the face value of the PIK Notes is greater than the enterprise value of the Company. Significant assumptions used in the Black Scholes option price methodology include the following:

	June 30,	December 31,
	2019	2018
Risk-free interest rate	1.75%	2.51%
Dividend yield	0.00%	0.00%
Expected volatility	39.30%	38.90%
Expected term (years)	4.45	4.95

The risk-free interest rate is based on the yield on 5-year Treasury bonds, and the expected volatility was determined using the guideline public company method. The expected term is based on when management expects the PIK Notes to be redeemed for equity. The intrinsic value at each measurement date is based on the estimated enterprise value adjusted for net debt, and assumes a redemption of all outstanding PIK Notes at that time. An average of the allocated value from the Black Scholes option price methodology and the intrinsic value is used to estimate fair value at each measurement date.

The change in the fair value of the PIK Notes during the three months and six months ended June 30, 2019, or $9,492 and ($5,153), respectively, has been recognized in other comprehensive income (loss) as the entire change in fair value is attributable to the instrument-specific credit risk of the PIK Notes.  We measure the fair value of the PIK Notes on a quarterly basis using a similar methodology, unless there is a quoted market price that can be used instead.

Interest on the PIK Notes accrues at the rate of 10.750% per annum and is payable by increasing the principal amount of the PIK Notes. Interest is payable semiannually in arrears for the prior six-month period on June 15 and December 15 to the Holders of PIK Notes of record on the immediately preceding June 1 and December 1. Interest on the PIK Notes is accrued and recorded as accrued interest until June 15 and December 15, at which time the accrual is released and the additional principal amount is recorded. The outstanding principal amount of the PIK Notes was increased by $15,217 on June 15, 2019, in lieu of the payment of accrued interest. Accrued interest for the PIK Notes at June 30, 2019 and December 31, 2018, was $1,309 and $1,571, respectively, and is included as a current liability on the Consolidated Balance Sheet.

On December 12, 2018, in connection with the closing of the Restructuring, the Revolving Credit Agreement was simultaneously amended and restated. The Amended and Restated Revolving Credit Agreement allows for borrowings of up to $42,000 and has a maturity date of June 15, 2023. Borrowings under the Amended and Restated Revolving Credit Agreement bear interest at a rate of 9.00% per annum. All borrowings under the Amended and Restated Revolving Credit Agreement are secured by substantially all of the assets of CCF OpCo, CCF Intermediate Holdings LLC, a Delaware limited liability company, the sole member of CCF OpCo and our wholly owned subsidiary and certain of CCF OpCo’s subsidiaries. The Amended and Restated Credit Agreement is guaranteed by certain subsidiaries of CCF OpCo and is eliminated upon consolidation.

Secured notes payable at June 30, 2019, and December 31, 2018, consisted of the following:

	June 30, 2019			December 31, 2018
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$40,000 Secured note payable, 9.00%, collateralized by all Guarantor Company assets, due June 2023	$40,000	$—	$40,000	$42,000	$—	$42,000
	40,000	—	40,000	42,000	—	42,000
Less current maturities	—	—	—	—	—	—
Long-term portion	$40,000	$—	$40,000	$42,000	$—	$42,000

On December 12, 2018, in connection with the Restructuring, CCF Issuer issued an aggregate principal amount of $42,000 in Secured Notes to previous holders of Secured Notes. The Secured Notes bear interest at 9.00% per annum and mature on June 15, 2023. Pursuant to the Amended and Restated SPV Indenture, CCF Issuer and Community Choice Holdings each granted a pledge over all of their respective assets. CCF Issuer was also required to pledge its interests in the Amended and Restated Revolving Credit Agreement. The Amended and Restated SPV Indenture also contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock or the capital stock of our subsidiaries, make certain investments, enter into certain types of transactions with affiliates, create liens or merge with or into other companies.

On January 15, 2019, the Company repaid $2,000 of the outstanding borrowings under the Credit Agreement, and repurchased $2,000 of the Secured Notes and 7,143 Class B Common Units corresponding to the repurchased Secured Notes, with the payment allocated to the Secured Notes. The outstanding balances of the Credit Agreement and Secured Notes are $40,000 at June 30, 2019.

Subsidiary notes payable at June 30, 2019, and December 31, 2018, consisted of the following:

	June 30, 2019			December 31, 2018
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$70,000 Note, secured, 16.75%, collateralized by acquired loans, due April 2020	$70,000	$1,069	$68,931	$70,000	$16	$69,984
$1,425 Term note, secured, 4.25%, collateralized by financed asset, due July 2019	796	—	796	822	—	822
$1,165 Term note, secured, 4.50%, collateralized by financed asset, due May 2021	985	—	985	1,016	—	1,016
	71,781	1,069	70,712	71,838	16	71,822
Less current maturities	70,859	1,069	69,790	884	—	884
Long-term portion	$922	$—	$922	$70,954	$16	$70,938

In connection with the Restructuring on December 12, 2018, CCFI Funding II LLC, a non-guarantor subsidiary of CCF OpCo, entered into an amendment to the Amended and Restated Loan and Security Agreement, dated as of April 25, 2017 (as amended, modified or supplemented from time to time, the ‘‘Ivy Credit Agreement’’) pursuant to which, among other things, our borrowings under the Ivy Credit Agreement were increased from $63,500 to $70,000.

The Ivy Credit Agreement was amended on March 18, 2019 to extend the maturity date to April 30, 2020 and establish an interest rate of 16.75% on the entire credit facility.

The Company is in negotiations to extend the maturity date of the $1,425 term note.

Note 6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2019, and December 31, 2018, consisted of the following:

	June 30,	December 31,
	2019	2018
Accounts payable	$3,122	$5,594
Accrued payroll and compensated absences	6,114	7,018
Wire transfers payable	1,686	1,745
Accrual for third-party losses	4,813	4,513
Debt buyer liability	3,823	—
Unearned CSO Fees	17,651	7,510
Bill payment service liability	1,056	2,476
Lease termination	—	1,114
Other	5,319	5,452
	$43,584	$35,422

Note 7. Operating and Capital Lease Commitments and Total Rental Expense

The Company leases its facilities under various non-cancelable agreements, which require various minimum annual rentals and may also require the payment of normal common area maintenance on the properties.

All of the Company’s 510 leases are operating leases with renewal options, and are included in right-of-use assets – operating leases, current portion of operating lease obligation and noncurrent operating lease obligation on our consolidated balance sheets.  These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rates or implicit rates, when readily determinable. Short-term operating leases which have an initial term of 12 months or less are not recorded on the consolidated balance sheets.

	Three Months	Six Months
	Ending	Ending
	June 30, 2019	June 30, 2019
Lease cost:
Operating lease cost	$4,851	$9,732
Short-term lease cost	1,068	2,115
Variable lease cost	21	37
Total lease cost	$5,940	$11,884

Other Information:
Payments included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,798	$9,617
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,879	$4,580
Weighted-average remaining lease term - operating leases	2.7 years	2.7 years
Weighted-average discount rate - operating leases	9.0%	9.0%

Future minimum lease payments for our operating leases as of June 30, 2019 were as follows:

Operating
Fiscal Years	Leases
Remaining 2019	$8,750
2020	11,502
2021	6,919
2022	3,710
2023	1,594
Thereafter	722
Total minimum lease payments	33,197
Less imputed interest	(3,774)
Present value of net minimum lease payments	29,423
Less current portion of operating lease obligation	(14,020)
Operating lease obligation	$15,403

Future minimum lease payments for our operating losses as of December 31, 2018, prior to the adoption of new lease guidance as described in Note 1 – “Recent Accounting Pronouncements” were as follows:

Operating
December 31,	Leases
2019	$16,344
2020	9,107
2021	5,114
2022	2,863
2023	1,001
Thereafter	408
Total minimum lease payments	$34,837

Rental expense, including common area maintenance and real estate tax expense, totaled $6,152 and $6,535 for the three months, and $12,295 and $13,195 for the six months ended June 30, 2019, and 2018, respectively.

Note 8. Concentrations of Credit Risks

The Company’s portfolio of finance receivables is comprised of loan agreements with customers living in thirty-two states and consequently such customers’ ability to honor their contracts may be affected by economic conditions in those states. Additionally, the Company is subject to regulation by federal and state governments that affect the products and services provided by the Company. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or similar products in any of the states in which it operates, the Company’s financial position could be adversely affected.

The following table summarizes the allocation of the portfolio balance by state at June 30, 2019, and December 31, 2018:

	June 30, 2019		December 31, 2018
	Balance	Percentage of	Balance	Percentage of
State	Outstanding	Total Outstanding	Outstanding	Total Outstanding
Alabama	$11,311	11.8%	$10,328	11.5%
Arizona	10,256	10.7	10,058	11.2
California	30,289	31.6	27,302	30.4
Mississippi	7,476	7.8	6,825	7.6
Virginia	10,927	11.4	10,328	11.5
Other retail segment states	19,746	20.6	19,578	21.8
Other internet segment states	5,847	6.1	5,389	6.0
Total	$95,852	100.0%	$89,808	100.0%

The other retail segment states are:  Florida, Indiana, Kentucky, Michigan, Ohio, Oregon, and Tennessee. The Retail financial services segment includes Ohio, however, for the concentration of credit risks table, other retail segment states excludes Ohio as it previously offered a CSO product through a third-party lender.

The other internet segment states are: Alabama, Alaska, California, Delaware, Florida, Hawaii, Idaho, Illinois, Indiana, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, and Wyoming.

The Company previously offered a CSO product in Ohio until April 2019 and currently offers a CSO product in Texas to assist consumers in obtaining credit with unaffiliated third-party lenders. Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $37,274 and $34,144 at June 30, 2019 and December 31, 2018, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement. The total gross finance receivables for the Ohio CSO product consist of $109 and $30,490 in short-term and $33,228 and $303 in medium-term loans at June 30, 2019 and December 31, 2018, respectively. The total gross finance receivables for the Texas CSO product consist of $3,937 and $3,351 in short-term loans at June 30, 2019 and December 31, 2018, respectively.

The Company also has an agreement with a third-party lender to offer secured and unsecured revolving loans through the Company’s retail locations. The Company entered into a debt buying agreement with the lender whereby the Company will purchase the loans if the borrower defaults. Total gross receivables for which the Company has recorded a debt buyer liability were $6,842 as of June 30, 2019.

Note 9. Contingencies

From time‑to‑time the Company is a defendant in various lawsuits and administrative proceedings wherein certain amounts are claimed or violations of law or regulations are asserted. In the opinion of the Company’s management, these claims are without substantial merit and should not result in judgments which in the aggregate would have a material adverse effect on the Company’s financial statements.

Note 10. Business Combinations

2018 Restructuring

On December 12, 2018, our Predecessor entered into the Restructuring Agreement. Substantially concurrent with the execution and delivery of, and pursuant to, the Restructuring Agreement, on December 12, 2018, Predecessor consummated a number of transactions contemplated thereby, which satisfied Predecessor’s obligation to execute a deleveraging transaction as required under the Victory Park Revolver and the SPV Indenture.

The deleveraging transaction was effected by way of an out-of-court strict foreclosure transaction, pursuant to which the Collateral Agent under the Existing Indentures, acting at the direction of certain beneficial holders holding more than 50% of the 2019 Notes and the beneficial holders of 100% of the 2020 Notes, exercised remedies whereby all right, title and interest in and to all of the assets of the Predecessor that constitute collateral with respect to the Existing Indentures, including the issued and outstanding equity interests in certain of the Predecessor’s direct subsidiaries, were transferred to CCF OpCo. CCF OpCo is an indirect wholly owned subsidiary of the Company.

Following the foreclosure on the assets of Predecessor, the Restructuring resulted in a change in control for the Company. For purposes of applying business combination accounting, the fair value of the 2019 Notes and 2020 Notes extinguished of $68,301 is the consideration transferred for the equity interests in the acquired subsidiaries.

The following table summarizes the estimated fair values of liabilities assumed and the assets acquired as of the Restructuring date:

Consideration transferred		$68,301

Fair value of assets acquired:
Cash and cash equivalents	$46,990
Restricted cash	950
Finance receivables, net	81,628
Card related pre-funding and receivables	1,089
Other current assets	15,602
Property, leasehold improvements and equipment, net	62,777
Other intangible assets	3,163
Security deposits	2,295
Total fair value of assets acquired	214,494

Fair value of liabilities assumed:
Accounts payable and accrued liabilities	29,565
Money orders payable	4,020
Accrued interest	521
Deferred revenue and other	8,089
Unfavorable leases	2,147
Secured notes payable	42,000
Subsidiary notes payable	71,139
Total fair value of liabilities assumed	157,481

Net assets acquired		57,013

Goodwill		$11,288

Note 11. Business Segments

The Company has elected to organize and report on its operations as two operating segments: Retail financial services and Internet financial services.

The following tables present summarized financial information for the Company’s segments:

	As of and for the Successor three months ended June 30, 2019
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$237,530		$28,238			$265,768
Goodwill	11,288		—			11,288
Other Intangible Assets	2,785		108			2,893
Total Revenues	$71,535	100.0%	$10,958	100.0%		$82,493	100.0%
Provision for Loan Losses	19,512	27.3%	5,834	53.2%		25,346	30.7%
Other Operating Expenses	37,892	52.9%	1,283	11.7%		39,175	47.5%
Operating Gross Profit	14,131	19.8%	3,841	35.1%		17,972	21.8%
Interest Expense, net	8,011	11.2%	3,864	35.3%		11,875	14.4%
Depreciation and Amortization	1,435	2.0%	32	0.3%		1,467	1.8%
Other Corporate Expenses (a)	—	—	—	—	17,268	17,268	20.9%
Income (loss) from Continuing Operations, before tax	4,685	6.5%	(55)	(0.5)%	(17,268)	(12,638)	(15.3)%

(a)	Represents expenses that are not allocated between reportable segments.

	As of and for the Successor six months ended June 30, 2019
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$237,530		$28,238			$265,768
Goodwill	11,288		—			11,288
Other Intangible Assets	2,785		108			2,893
Total Revenues	$147,519	100.0%	$21,470	100.0%		$168,989	100.0%
Provision for Loan Losses	36,762	24.9%	9,870	46.0%		46,632	27.6%
Other Operating Expenses	78,633	53.3%	2,416	11.3%		81,049	47.9%
Operating Gross Profit	32,124	21.8%	9,184	42.7%		41,308	24.5%
Interest Expense, net	15,908	10.8%	7,353	34.2%		23,261	13.8%
Depreciation and Amortization	2,823	1.9%	125	0.6%		2,948	1.7%
Other Corporate Expenses (a)	—	—	—	—	33,852	33,852	20.0%
Income (Loss) from Continuing Operations, before tax	13,393	9.1%	1,706	7.9%	(33,852)	(18,753)	(11.1)%

(a)Represents expenses that are not allocated between reportable segments.

	As of and for the Predecessor three months ended June 30, 2018
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$160,566		$25,914			$186,480
Other Intangible Assets	103		382			485
Total Revenues	$68,920	100.0%	$12,405	100.0%		$81,325	100.0%
Provision for Loan Losses	17,162	24.9%	5,661	45.6%		22,823	28.0%
Other Operating Expenses	36,570	53.1%	2,073	16.7%		38,643	47.5%
Operating Gross Profit	15,188	22.0%	4,671	37.7%		19,859	24.5%
Interest Expense, net	10,514	15.3%	3,105	25.0%		13,619	16.7%
Depreciation and Amortization	1,236	1.8%	93	0.7%		1,329	1.6%
Other Corporate Expenses (a)	—	—	—		17,159	17,159	21.1%
Income (loss) from Continuing Operations, before tax	3,438	5.0%	1,473	11.9%	(17,159)	(12,248)	(15.1)%

(a)Represents expenses that are not allocated between reportable segments.

	As of and for the Predecessor six months ended June 30, 2018
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$160,566		$25,914			$186,480
Other Intangible Assets	103		382			485
Total Revenues	$141,717	100.0%	$27,259	100.0%		$168,976	100.0%
Provision for Loan Losses	32,782	23.1%	12,676	46.5%		45,458	26.9%
Other Operating Expenses	72,861	51.4%	3,613	13.3%		76,474	45.3%
Operating Gross Profit	36,074	25.5%	10,970	40.2%		47,044	27.8%
Interest Expense, net	19,993	14.1%	5,804	21.3%		25,797	15.3%
Depreciation and Amortization	2,236	1.6%	186	0.7%		2,422	1.4%
Other Corporate Expenses (a)	—	—	—	—	34,761	34,761	20.6%
Income (loss) from Continuing Operations, before tax	13,845	9.8%	4,980	18.3%	(34,761)	(15,936)	(9.4)%

(a)Represents expenses that are not allocated between reportable segments.

Note 12. Income Taxes

The Company files a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by the individual states in which it operates. The effective tax rate for the three months and six months ended June 30, 2019 is below the statutory rate due to the continued valuation allowance against its deferred tax assets. The Company had no liability recorded for unrecognized tax benefits at June 30, 2019, and December 31, 2018.

At June 30, 2019, the Company had gross deferred tax assets of $53,980 and a valuation allowance of $53,980. At December 31, 2018, the Company had gross deferred tax assets of $60,837, a deferred tax liability of $5,643, and a valuation allowance of $55,194. The Company maintains a full valuation allowance against its deferred tax assets as it is more likely than not that the deferred tax assets will not be realized. In evaluating whether a valuation allowance is needed for the deferred tax assets, the Company considered the ability to carry net operating losses back to prior periods, reversing taxable temporary differences, and estimates of future taxable income. There have been no credits or net operating losses that have expired. The projections were evaluated in light of past operating results and considered the risks associated with generating future taxable income due to macroeconomic conditions in the markets in which the Company operates, regulatory developments and cost containment. The Company will continue to evaluate the need for a valuation allowance against deferred tax assets in future periods and will adjust the allowance as necessary if it determines that it is more likely than not that some or all of the deferred tax assets will be realized.

Note 13. Transactions with Variable Interest Entities

The Company has limited agency agreements with unaffiliated third-party lenders. The agreements govern the terms by which the Company refers customers to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications, and commits to reimburse the lender for any loans or related fees that were not collected from such customers. As of June 30, 2019, and December 31, 2018, the outstanding amount of active consumer loans guaranteed by the Company, which represents the Company’s maximum exposure, was $37,274 and $34,144, respectively. The outstanding amount of consumer loans with unaffiliated third-party lenders consists of $4,046 and $33,841 in short-term and $33,228 and $303 in medium-term loans at June 30, 2019, and December 31, 2018, respectively. The accrual for third party lender losses related to these obligations totaled $4,813 and $4,513 as of June 30, 2019, and December 31, 2018, respectively. This obligation is recorded as a current liability on the Company’s consolidated balance sheet. The Company also has an agreement with a third-party lender to offer secured and unsecured revolving loans through the Company’s retail locations. The Company entered into a debt buying agreement with the lender whereby the Company will purchase the loans if the borrower defaults. Total gross receivables for which the Company has recorded a debt buyer liability were $6,842 as of June 30, 2019. The debt buyer liability was $3,823 as of June 30, 2019 and is recorded as a current liability on the consolidated balance sheet. The Company has determined that the lenders are Variable Interest Entities (“VIEs”) but that the Company is not the primary beneficiary of the VIEs. Therefore, the Company has not consolidated either lender.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements.

Unless the context indicates otherwise, references to ‘‘we,’’ ‘‘our,’’ ‘‘us,’’ and the ‘‘Company’’ refer to CCF Holdings LLC, a Delaware limited liability company, and its consolidated subsidiaries or Community Choice Financial Inc. and its consolidated subsidiaries prior to the Restructuring (as defined below), as applicable. All periods presented prior to the closing of the Restructuring on December 12, 2018 represent the operations of Community Choice Financial Inc., which we refer to as our “Predecessor”.

References to ‘‘Successor’’ or ‘‘Successor Company’’ relate to the financial position and results of operations of the reorganized Company subsequent to December 12, 2018. References to ‘‘Predecessor’’ or ‘‘Predecessor Company’’ refer to the financial position and results of operations of Community Choice Financial Inc. on and before December 12, 2018.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (“Act”) provides a safe harbor for forward-looking statements. Certain statements in this report are forward-looking statements within the meaning of the Act, and such statements are intended to qualify for the protection of the safe harbor provided by the Act. The words “anticipate,” “estimate,” “expect,” “objective,” “goal,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “may,” “target,” “forecast,” “guidance,” “outlook,” and similar expressions generally identify forward-looking statements. Similarly, descriptions of our objectives, strategies, plans, goals or targets are also forward-looking statements. Forward-looking statements relate to the expectations of management as to future occurrences and trends, including statements expressing optimism or pessimism about future operating results or events and projected revenues, earnings, capital expenditures and business strategy. Forward-looking statements are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Forward-looking statements are and will be based upon management’s then current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. Although we believe the expectations expressed in forward-looking statements are based on reasonable assumptions within the bounds of our knowledge, forward-looking statements, by their nature, involve risks, uncertainties and other factors, any one or a combination of which could materially affect our business, financial condition, results of operations or liquidity.

Forward-looking statements that we make herein and in other reports and releases are not guarantees of future performance and actual results may differ materially from those discussed in such forward-looking statements as a result of various factors, including, but not limited to, the ongoing impact of the economic and credit crisis, leveling demand for our products, our inability to successfully execute strategic initiatives, our ability to recognize the expected benefits from recently undertaken strategic initiatives, including those described under “Factors Affecting Our Results of Operations— Strategic Initiatives,” integration of acquired businesses, competitive pressures, economic pressures on our customers and us, regulatory and legislative changes, the impact of legislation, the risks discussed under Item 1A “Risk Factors” in our Registration Statement on Form S-1 for the year ended December 31, 2018, and other factors discussed from time to time. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update forward-looking statements whether as a result of new information, future events or otherwise.

Readers are advised, however, to consult any further disclosures we make on related subjects in our public announcements, releases, and reports.

Overview

We are a provider of alternative financial services to unbanked and under-banked consumers. We were formed in 2018 and continued, without interruption, the operations of our Predecessor. As a result of the Restructuring, we succeeded to the business and operations of Community Choice Financial Inc., which we refer to as our Predecessor. We provide our customers a variety of financial products and services, including short-term and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of our customers. Through our customer focused business model, we provide our customers with access to financial services through our retail locations and our websites. As of June 30, 2019, we operated 475 retail locations across 12 states and were licensed to deliver similar financial services over the internet in 29 states.

Our business model provides a broad array of financial products and services whether through a retail location or over the internet, whichever distribution channel satisfies the target customer’s needs or desires. We want to achieve a superior level of customer satisfaction, resulting in increased market penetration and value creation. An important part of our retail model is investing in and creating a premier brand presence, supported by a well-trained and motivated workforce with the aim of enhancing the customer’s experience, generating increased traffic and introducing our customers to our diversified set of products.

The 2018 Restructuring

On December 12, 2018, our Predecessor entered into the Restructuring Agreement. Substantially concurrent with the execution and delivery of, and pursuant to, the Restructuring Agreement, on December 12, 2018, Predecessor consummated a number of transactions contemplated thereby, which satisfied Predecessor’s obligation to execute a deleveraging transaction as required under the Victory Park Revolver and the SPV Indenture.

The deleveraging transaction was effected by way of an out-of-court strict foreclosure transaction, pursuant to which the Collateral Agent under the Existing Indentures were, acting at the direction of certain beneficial holders holding more than 50% of the 2019 Notes and the beneficial holders of 100% of the 2020 Notes, exercised remedies whereby all right, title and interest in and to all of the assets of the Predecessor that constituted collateral with respect to the Existing Indentures, including the issued and outstanding equity interests in certain of the Predecessor’s direct subsidiaries, were transferred to CCF OpCo. CCF OpCo is an indirect wholly owned subsidiary of the Company.

The Class A Common Units and Class B Common Units (which Class B Common Units represented 15.0% of the aggregate number of the issued and outstanding Common Units on December 12, 2018, subject to adjustment for any future issuances of common units (i) in consideration for the redemption of the PIK Notes (‘‘Redemption Units’’), or (ii) in connection with the issuance of any additional debt securities (‘‘Additional Financing Units’’), such that they continue to represent 15.0% of the issued and outstanding Common Units (including such Redemption Units and Additional Financing Units, but subject to dilution from any new management equity plan)) will entitle the holders thereof to voting rights (in each case, subject to the limitations in the governing documents of the Company). Following the Class C Distribution Time (as defined in our limited liability company agreement), Class C Common Units will be entitled to up to 5.0% of distributions from the Company. The Class C Common Units shall be subject to dilution from any new management equity plan and other common units and other equity interests of the Company that may be issued after the effective date of the Restructuring.

Factors Affecting Our Results of Operations

Retail Platform

The chart below sets forth certain information regarding our retail presence and number of states served via the internet as of and for the year ended December 31, 2018, and the six months ended June  30, 2019.

	Year Ended	Six Months
	December 31,	Ended June 30,
	2018	2019
# of Locations
Beginning of Period	489	471
Opened	—	7
Closed	18	3
End of Period	471	475

Number of states licensed for our internet operations	29	29

The following table provides the geographic composition of our physical locations as of December 31, 2018, and June 30, 2019:

	December 31,	June 30,
	2018	2019
Alabama	39	39
Arizona	28	26
California	150	149
Florida	15	15
Indiana	21	21
Kentucky	15	15
Michigan	13	13
Mississippi	48	48
Ohio	92	99
Oregon	2	2
Tennessee	22	22
Virginia	26	26
	471	475

In addition, the Company is licensed to provide internet financial services in the following states: Alabama, Alaska, California, Delaware, Florida, Hawaii, Idaho, Illinois, Indiana, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, and Wyoming.

Changes in Legislation & Regulation

On October 5, 2017, the Consumer Financial Protection Bureau (“CFPB”) released its final Payday, Vehicle Title and Certain High-Cost Installment Loan Rules (“CFPB Rule”). The CFPB Rule is being challenged in a lawsuit filed by the Community Financial Services Association (“CFSA”) of America and Consumer Service Alliance of Texas on April 9, 2018, filed in the U.S. District Court for the Western District of Texas, Austin division, which we refer to as the CFSA Litigation. The CFPB Rule was published in the Federal Register on November 17, 2017, and but for the CFPB’s February 6, 2019 proposal to rescind a portion of those  rules and a stay of the effective date of the CFPB Rules entered in the CFSA Litigation, the CFPB Rules would have become fully effective in August 2019. Further, it is possible that some or all of the CFPB Rule will be subject to legal challenge by other trade groups or other private parties.

The portion of the CFPB Rule that the February 6, 2019, proposal seeks to rescind involves the ability-to-repay (“ATR”) requirements for ‘‘covered short-term loans’’ and ‘‘covered longer-term balloon-payment loans,’’ as well as payment limitations on these loans and ‘‘covered longer-term loans.’’ Covered short-term loans are consumer loans with a term of 45 days or less. Covered longer-term balloon payment loans include consumer loans with a term of more than 45 days where (i) the loan is payable in a single payment, (ii) any payment is more than twice any other payment, or (iii) the loan is a multiple advance loan that may not fully amortize by a specified date and the final payment could be more than twice the amount of other minimum payments. Covered longer-term loans are consumer loans with a term of more than 45 days where (i) the total cost of credit exceeds an annual rate of 36%, and (ii) the lender obtains a form of ‘‘leveraged payment mechanism’’ giving the lender a right to initiate transfers from the consumer’s account. Post-dated checks, authorizations to initiate automated clearing house (“ACH”) payments and authorizations to initiate prepaid or debit card payments are all leveraged payment mechanisms under the CFPB Rule.

The February 6, 2019, proposal seeks also to rescind the requirement that a lender choose between the following two options:

A ‘‘full payment test,’’ under which the lender must make a reasonable determination of the consumer’s ability to repay the loan in full and cover major financial obligations and living expenses over the term of the loan and the succeeding 30 days. Under this test, the lender must take account of the consumer’s basic living expenses and obtain and generally verify evidence of the consumer’s income and major financial obligations. However, in circumstances where a lender determines that a reliable income record is not reasonably available, such as when a consumer receives and spends income in cash, the lender may reasonably rely on the consumer’s statements alone as evidence of income. Further, unless a housing debt obligation appears on a national consumer report, the lender may reasonably rely on the consumer’s written statement regarding his or her housing expense. As part of the ATR determination, the CFPB Rule permits lenders and consumers in certain circumstances to rely on income from third parties, such as spouses, to which the consumer has a reasonable expectation of access, and to consider whether another person is regularly contributing to the payment of major financial obligations or basic living expenses. A 30-day cooling off period applies after a sequence of three covered short-term or longer-term balloon payment loans.

A ‘‘principal-payoff option,’’ under which the lender may make up to three sequential loans, or so-called Section 1041.6 Loans, without engaging in an ATR analysis. The first Section 1041.6 Loan in any sequence of Section 1041.6 Loans without a 30-day cooling off period between loans is limited to $500, the second is limited to a principal amount that is at least one-third smaller than the principal amount of the first, and the third is limited to a principal amount that is at least two-thirds smaller than the principal amount of the first. A lender may not use this option if (i) the consumer had in the past 30 days an outstanding covered short-term loan or an outstanding longer-term balloon payment loan that is not a Section 1041.6 Loan, or (ii) the new Section 1041.6 Loan would result in the consumer having more than six covered short-term loans (including Section 1041.6 Loans) during a consecutive 12-month period or being in debt for more than 90 days on such loans during a consecutive 12-month period. For Section 1041.6 Loans, the lender cannot take vehicle security or structure the loan as open-end credit.

The portion of the CFPB Rule’s addressing the ‘‘penalty fee prevention’’ provisions, would have become effective but for the stay entered in the CFSA Litigation on August 19, 2019. Under these provisions:

If two consecutive attempts to collect money from a particular account of the borrower, made through any channel (e.g., paper check, ACH, prepaid card) are unsuccessful due to insufficient funds, the lender cannot make any further attempts to collect from such account unless and until the lender has provided a new notice to the borrower and the borrower has provided a new and specific authorization for additional payment transfers. The CFPB Rule contains specific requirements and conditions for the authorization. While the CFPB has explained that these provisions are designed to limit bank penalty fees to which consumers may be subject, and while banks do not charge penalty fees on card authorization requests, the CFPB Rule nevertheless treats card authorization requests as payment attempts subject to these limitations.

A lender generally must give the consumer at least three business days’ advance notice before attempting to collect payment by accessing a consumer’s checking, savings, or prepaid account. The notice must include information such as the date of the payment request, payment channel and payment amount (broken down by principal, interest, fees, and other charges), as well as additional information for ‘‘unusual attempts,’’ such as when the payment is for a different amount than the regular payment, initiated on a date other than the date of a regularly scheduled payment or initiated in a different channel than the immediately preceding payment attempt.

Ohio House Bill 123 (“HB 123”), passed out of both the Senate and the House of Representatives on July 24, 2018. HB 123 amends the General Loan Law and Small Loan Law, under which two of the Company’s Ohio subsidiaries are licensed, to prohibit loans with a term of fewer than 180-days. HB 123 also prohibits credit services organizations, such as the Company’s CSO subsidiary that operated in Ohio prior to April 28, 2019, from brokering an extension of credit if that credit is in a principal amount of less than five thousand dollars, with a term less than 180-days, and that has an annual percentage rate greater than 28%. Ohio’s Governor signed HB 123 on July 30, 2018. It became effective on or about October 30, 2018, but only applies to loans or extensions of credit made on or after April 28, 2019, at which time, the Company’s Ohio subsidiary stopped offering the Ohio CSO product. The Company is focused on generating revenue through Money Service Business offerings at its Ohio subsidiaries. Absent additional revenues generated from sales of these products, HB123 will have a material adverse effect on the Company’s results of operations.

Product Characteristics and Mix

As the Company expands its product offerings to meet customers’ needs, the characteristics of the Company’s overall loan portfolio shift to reflect the terms of these new products. Our various lending products have different terms. Our prepaid debit card direct deposit offering may reduce our check cashing fees, however, the availability of direct deposit to the Insight prepaid card as an alternative to check cashing may extend the customer relationship.

Expenses

Our operating expenses relate primarily to the operation of our retail locations and internet presence, including salaries and benefits, retail location occupancy costs, call center costs, advertising, loan loss provisions, and depreciation of assets. We also incur corporate and other expenses on a company-wide basis, including interest expense and other financing costs related to our indebtedness, insurance, salaries, benefits, occupancy costs, and professional expenses.

We view our compliance, collections and operations groups as core competencies. We have invested in each of these areas and believe we will benefit from increased economies of scale and satisfy the increased regulatory scrutiny.

Critical Accounting Policies

Consistent with GAAP, our management makes certain estimates and assumptions to determine the reported amounts of assets, liabilities, revenue and expenses in the process of preparing our financial statements. These estimates and assumptions are based on the best information available to management at the time the estimates or assumptions are made. The most significant estimates made by our management include allowance for loan losses, fair value of PIK notes, and our determination for recording the amount of deferred income tax assets and liabilities, because these estimates and assumptions could change materially as a result of conditions both within and beyond management’s control.

Management believes that among our significant accounting policies, the following involve a higher degree of judgment:

Finance Receivables, Net

Finance receivables consist of short-term and medium-term consumer loans.

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term products typically range in size from $100 to $1,000, with a maturity between fourteen and thirty days, and an agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. Statutes vary from state-to-state permitting charging fees of 15% to 20%, to charging interest at 25% per annum plus origination fees. The customers repay the cash advances by making cash payments or allowing the check or preauthorized debit to be presented. Secured short-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represented 12.8% and 13.3% of short-term consumer loans at December 31, 2018, and June  30, 2019, respectively.

Medium-term consumer loans can be unsecured or secured with a maturity of three months up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000. These consumer loans vary in structure depending upon the regulatory environment where they are offered. The consumer loans are due in installments or provide for a line of credit with periodic monthly payments. Secured medium-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represented 13.7% and 14.7% of medium-term consumer loans at December 31, 2018, and June  30, 2019, respectively.

In some instances, the Company maintains debt-purchasing arrangements with third-party lenders. The Company accrues for these obligations through management’s estimation of anticipated purchases based on expected losses in the third-party lender’s portfolio. This obligation is recorded as a current liability on our balance sheet.

Total finance receivables, net of unearned advance fees and allowance for loan losses on the consolidated balance sheet as of December 31, 2018, and June  30, 2019, were $84.4 million and $80.0 million, respectively. The allowance for loan losses as of December 31, 2018, and June  30, 2019, were $3.5 million and $13.4 million, respectively. At December 31, 2018, and June  30, 2019, the allowance for loan losses was 4.0% and 14.4%, respectively, of total finance receivables, net of unearned advance fees.

Finance receivables, net as of December 31, 2018, and June 30, 2019, are as follows (in thousands):

	December 31,	June 30,
	2018	2019
Finance Receivables, net of unearned advance fees	$87,838	$93,469
Less: Allowance for loan losses	3,474	13,449
Finance Receivables, Net	$84,364	$80,020

The total changes to the allowance for loan losses for the three months and six months ended June  30, 2018 and 2019, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
	Predecessor	Successor	Predecessor	Successor
Allowance for loan losses
Beginning of Period	$14,803	$6,039	$16,327	$3,474
Provisions for loan losses	14,783	16,524	31,339	31,029
Charge-offs, net	(15,029)	(9,114)	(33,109)	(21,054)
End of Period	$14,557	$13,449	$14,557	$13,449
Allowance as a percentage of finance receivables, net of unearned advance fees	15.8%	14.4%	15.8%	14.4%

The provision for loan losses for the three months ended June 30, 2018 and 2019, includes losses from returned items from check cashing of $1.3 million and $1.2 million, respectively, and third-party lender losses of $6.7 million and $3.3 million, respectively. The provision for loan losses for the six months ended June 30, 2018 and 2019, includes losses from returned items from check cashing of $2.4 million and $2.3 million, respectively, and third-party lender losses of $11.7 million and $9.1 million, respectively.

In some instances, the Company guarantees loans with third-party lenders. As of December 31, 2018, and June  30, 2019, the outstanding amount of active consumer loans were $34.1 million and $37.3 million, respectively, consisting of $33.8 million and $4.1 million in short-term, and $0.3 million and $33.2 million in medium-term loans, respectively. The Company accrues for these obligations through management’s estimation of anticipated purchases based on expected losses in the third-party lender’s portfolio. This obligation is recorded as a current liability on our balance sheet and was $4.5 million and $4.8 million as of December 31, 2018, and June  30, 2019, respectively. The Company also has an agreement with a third-party lender to offer secured and unsecured revolving loans through the Company’s retail locations. The Company entered into a debt buying agreement with the lender whereby the Company will purchase the loans if the borrower defaults. Total gross receivables for which the Company has recorded a debt buyer liability were $6.8 million as of June 30, 2019 and the debt buyer liability was $3.8 million as of June 30, 2019.

Income Taxes

We record income taxes as applicable under GAAP. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce the deferred tax asset if it is more likely than not that some portion of the asset will not be realized.

As of June 30, 2019, the Company had a valuation allowance on its deferred tax assets as it was more likely than not that approximately $54.0 million of net deferred tax assets would not be realized in the foreseeable future. Based on a  pre-tax loss of $18.8 million for the six months ended June  30, 2019, and the projected reversal of temporary items, the Company continues to maintain a full valuation allowance against its deferred tax assets.

Results of Operations

Three Months Ended June  30, 2019, compared to the Three Months Ended June  30, 2018

The following table sets forth key operating data for the three months ended June  30, 2019, and 2018 (dollars in thousands):

	Three Months Ended June 30,
	2018	2019			2018	2019
	Predecessor	Successor	Increase (Decrease)		Predecessor	Successor
				(Percent)	(Percent of Revenue)
Total Revenues	$81,325	$82,493	$1,168	1.4%	100.0%	100.0%
Operating Expenses
Salaries	17,361	17,396	35	0.2%	21.3%	21.1%
Provision for losses	22,823	25,346	2,523	11.1%	28.1%	30.7%
Occupancy	6,229	6,199	(30)	(0.5%)	7.7%	7.5%
Advertising and marketing	1,496	795	(701)	(46.9%)	1.8%	1.0%
Lease termination	469	—	(469)	100.0%	0.6%	0.0%
Depreciation and amortization	2,104	5,147	3,043	144.6%	2.6%	6.2%
Other operating expenses	10,984	9,638	(1,346)	(12.3%)	13.5%	11.8%
Total Operating Expenses	61,466	64,521	3,055	5.0%	75.6%	78.2%
Income from Operations	19,859	17,972	(1,887)	(9.5%)	24.4%	21.8%
Corporate and other expenses
Corporate expenses	17,159	17,268	109	0.6%	21.1%	20.9%
Depreciation and amortization	1,329	1,467	138	10.4%	1.7%	1.8%
Interest expense, net	13,619	11,875	(1,744)	(12.8%)	16.7%	14.4%
Income tax expense	—	4	4	—	—	—
Total corporate and other expenses	32,107	30,614	(1,493)	(4.7%)	39.5%	37.1%
Net loss	$(12,248)	$(12,642)	$394	(3.2%)	(15.1%)	(15.3%)

Operating Metrics

The following tables set forth key loan and check cashing operating data as of and for the three months ended June  30, 2019, and 2018:

	Three Months Ended
	June 30,
	2018	2019
	Predecessor	Successor
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$250,025	$250,066
Number of loan transactions (in thousands)	689	687
Average new loan size	$363	$364
Average fee per new loan	$46.49	$46.21
Loan loss provision	$8,699	$9,066
Loan loss provision as a percentage of loan volume	3.5%	3.6%
Secured loans as percentage of total at June 30th	12.8%	13.3%
Medium-term Loan Operating Data (unaudited):
Balance outstanding (in thousands) (1)	$37,187	$38,338
Number of loans outstanding	34,973	40,119
Average balance outstanding	$1,063	$956
Weighted average monthly percentage rate	16.9%	18.0%
Allowance as a percentage of finance receivables	32.1%	29.3%
Loan loss provision	$6,084	$7,458
Secured loans as percentage of total at June 30th	14.5%	14.7%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$458,815	$426,898
Number of checks cashed (in thousands)	762	677
Face amount of average check	$602	$631
Average fee per check	$15.16	$18.87
Returned check expense	$1,329	$1,243
Returned check expense as a percent of face amount of checks cashed	0.3%	0.3%

(1)	The 2019 balance is presented before the impact of purchase accounting.

Revenue

	Three Months Ended June 30,
	2018	2019			2018	2019
(dollars in thousands)	Predecessor	Successor	Increase (Decrease)		Predecessor	Successor
				(Percent)	(Percent of Revenue)

Short-term Consumer Loan Fees and Interest	$32,021	$31,766	$(255)	(0.8%)	39.4%	38.5%
Medium-term Consumer Loan Fees and Interest	14,289	14,867	578	4.0%	17.6%	18.0%
Credit Service Fees	17,491	16,688	(803)	(4.6%)	21.5%	20.2%
Check Cashing Fees	11,562	12,774	1,212	10.5%	14.2%	15.5%
Prepaid Debit Card Services	2,511	2,681	170	6.8%	3.1%	3.2%
Other Income	3,451	3,717	266	7.7%	4.2%	4.6%
Total Revenue	$81,325	$82,493	$1,168	1.4%	100.0%	100.0%

Total revenue for the three months ended June 30, 2019, increased $1.2 million, or 1.4%, as compared to the same period in the prior year,  Retail financial services segment total revenue increased $2.6 million, or 3.8%, for the three months ended June 30, 2019, as compared to the prior year period, primarily as the result of increased medium-term consumer loan fees.

Revenue from short-term consumer loan fees and interest for the three months ended June 30, 2019, decreased $0.3 million, or 0.8%, as compared to the same period in the prior year, primarily due to moving customers to a medium-term product in a particular market.

Revenue from medium-term consumer loans for the three months ended June 30, 2019, increased $0.6 million, or 4.0%, as compared to the same period in the prior year. Medium-term consumer loan revenue for the Retail segment increased by $1.9 million, or 22.3%, for the three months ended June 30, 2019 as compared to the prior year period, primarily due to growing the medium-term portfolio in a certain market.

Revenue from CSO fees for the three months ended June 30, 2019, decreased $0.8 million, or 4.6%, compared to the same period in the prior year, primarily related to our Retail segment.

Revenue from check cashing fees for the three months ended June 30, 2019, increased $1.2 million, or 10.5%, compared to the same period in 2018, primarily due to an increase in a certain market.

Operating Expenses

	Three Months Ended June 30,
	2018	2019			2018	2019
(dollars in thousands)	Predecessor	Successor	Increase (Decrease)		Predecessor	Successor
				(Percent)	(Percent of Revenue)

Salaries	$17,361	$17,396	$35	0.2%	21.3%	21.1%
Provision for Loan Losses	22,823	25,346	2,523	11.1%	28.1%	30.7%
Occupancy	6,229	6,199	(30)	(0.5%)	7.7%	7.5%
Depreciation & Amortization	2,104	5,147	3,043	144.6%	2.6%	6.2%
Lease Termination Costs	469	—	(469)	100.0%	0.6%	0.0%
Advertising & Marketing	1,496	795	(701)	(46.9%)	1.8%	1.0%
Bank Charges	1,706	1,597	(109)	(6.4%)	2.1%	1.9%
Store Supplies	375	372	(3)	(0.8%)	0.5%	0.5%
Collection Expenses	502	252	(250)	(49.8%)	0.6%	0.3%
Telecommunications	1,378	1,365	(13)	(0.9%)	1.7%	1.7%
Security	606	620	14	2.3%	0.7%	0.8%
License & Other Taxes	386	331	(55)	(14.2%)	0.5%	0.4%
Loss on Asset Disposal	159	73	(86)	(54.1%)	0.2%	0.1%
Verification Processes	1,019	565	(454)	(44.6%)	1.3%	0.7%
Other Operating Expenses	4,853	4,463	(390)	(8.0%)	6.0%	5.3%
Total Operating Expenses	61,466	64,521	3,055	5.0%	75.6%	78.2%
Income from Operations	$19,859	$17,972	$(1,887)	(9.5%)	24.4%	21.8%

Total operating expenses, net of depreciation, increased by $0.1 million, or 0.1%, and decreased as a percentage of revenue to 72.0% from 73.0%, for the three months ended June 30, 2019, as compared to the same period in the prior year, primarily due to the increase in the provision for loan losses being offset by decreases in most operating expense categories. Income from operations, net of depreciation, increased $1.2 million, or 5.3%, and increased as a percentage of revenue to 28.0% from 27.0%, for the three months ended June 30, 2019, as compared to the same period in the prior year.

The provision for loan losses increased as a percentage of revenue from 28.1% to 30.7% for the three months ended June 30, 2019, as compared to the same period in the prior year primarily as the result of the Company expanding its medium-term product offerings.

Depreciation increased by $3.0 million, or 144.6%, for the three months ended June 30, 2019, as compared to the prior period, primarily as a result of the $43.1 million fair value adjustment recorded for property, leasehold improvements and equipment, in connection with the 2018 restructuring.

Corporate and Other Expenses

	Three Months Ended June 30,
	2018	2019			2018	2019
	Predecessor	Successor	Increase (Decrease)		Predecessor	Successor
				(Percent)	(Percent of Revenue)
Corporate Expenses	$17,159	$17,268	$109	0.6%	21.1%	20.9%
Depreciation & Amortization	1,329	1,467	138	10.4%	1.6%	1.8%
Interest expense, net	13,619	11,875	(1,744)	(12.8%)	16.7%	14.4%
Income tax expense	—	4	4	100.0%	—	0.0%
Total Corporate and Other Expenses	$32,107	$30,614	$(1,493)	(4.7%)	39.5%	37.1%

Total corporate and other expenses decreased by $1.5 million, or 4.7%, and as a percentage of revenue from 39.5% to 37.1% for the three months ended June 30, 2019, as compared to the prior year’s period. This decrease is primarily due to the decrease in interest expense.

Interest expense decreased by $1.7 million, or 12.8%, for the three months ended June 30, 2019, as compared to the prior year’s period. The decrease is primarily due to the amortization of deferred financing costs being lower in the current period.

Business Segment Results of Operations for the Three Months Ended June 30, 2019, and June  30, 2018

The following tables present summarized financial information for our segments:

	As of and for the Successor three months ended June 30, 2019
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$237,530		$28,238			$265,768
Goodwill	11,288		—			11,288
Other Intangible Assets	2,785		108			2,893
Total Revenues	$71,535	100.0%	$10,958	100.0%		$82,493	100.0%
Provision for Loan Losses	19,512	27.3%	5,834	53.2%		25,346	30.7%
Other Operating Expenses	37,892	52.9%	1,283	11.7%		39,175	47.5%
Operating Gross Profit	14,131	19.8%	3,841	35.1%		17,972	21.8%
Interest Expense, net	8,011	11.2%	3,864	35.3%		11,875	14.4%
Depreciation and Amortization	1,435	2.0%	32	0.3%		1,467	1.8%
Other Corporate Expenses (a)	—	—	—	—	17,268	17,268	20.9%
Income (loss) from Continuing Operations, before tax	4,685	6.5%	(55)	(0.5)%	(17,268)	(12,638)	(15.3)%

(a)	Represents expenses that are not allocated between reportable segments.

	As of and for the Predecessor three months ended June 30, 2018
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$160,566		$25,914			$186,480
Other Intangible Assets	103		382			485
Total Revenues	$68,920	100.0%	$12,405	100.0%		$81,325	100.0%
Provision for Loan Losses	17,162	24.9%	5,661	45.6%		22,823	28.0%
Other Operating Expenses	36,570	53.1%	2,073	16.7%		38,643	47.5%
Operating Gross Profit	15,188	22.0%	4,671	37.7%		19,859	24.5%
Interest Expense, net	10,514	15.3%	3,105	25.0%		13,619	16.7%
Depreciation and Amortization	1,236	1.8%	93	0.7%		1,329	1.6%
Other Corporate Expenses (a)	—	—	—		17,159	17,159	21.1%
Income (loss) from Continuing Operations, before tax	3,438	5.0%	1,473	11.9%	(17,159)	(12,248)	(15.1)%

(a)	Represents expenses that are not allocated between reportable segments.

Retail Financial Services

Retail financial services represented 86.7%, or $71.5 million, of consolidated revenues for the three months ended June 30, 2019, which was an increase of $2.6 million, or 3.8%, over the prior period. The increase is expected to continue as the Company expands its medium-term portfolios in this segment.

Internet Financial Services

For the three months ended June  30, 2019, total revenues contributed by our Internet financial services segment were $11.0 million, a decrease of $1.4 million, or 11.7%, over the prior year comparable period as the Company has not been expanding lending to new customers aggressively.

Six Months Ended June 30, 2019, compared to the Six Months Ended June 30, 2018

The following table sets forth key operating data for the six months ended June 30, 2019, and 2018 (dollars in thousands):

	Six Months Ended June 30,
	2018	2019			2018	2019
	Predecessor	Successor	Increase (Decrease)		Predecessor	Successor
				(Percent)	(Percent of Revenue)

Total Revenues	$168,976	$168,989	$13	0.0%	100.0%	100.0%
Operating Expenses
Salaries and benefits	34,493	34,242	(251)	(0.7%)	20.4%	20.3%
Provision for losses	45,458	46,632	1,174	2.6%	26.9%	27.6%
Occupancy	12,572	12,421	(151)	(1.2%)	7.4%	7.4%
Advertising and marketing	2,507	1,572	(935)	(37.3%)	1.5%	0.9%
Lease termination	566	—	(566)	(100.0%)	0.3%	0.0%
Depreciation and amortization	4,327	13,352	9,025	208.6%	2.6%	7.9%
Other operating expenses	22,009	19,462	(2,547)	(11.6%)	13.0%	11.5%
Total Operating Expenses	121,932	127,681	5,749	4.7%	72.2%	75.6%
Income from Operations	47,044	41,308	(5,736)	(12.2%)	27.8%	24.4%
Corporate and other expenses
Corporate expenses	34,761	33,852	(909)	(2.6%)	20.6%	20.0%
Depreciation and amortization	2,422	2,948	526	21.7%	1.4%	1.7%
Interest expense, net	25,797	23,261	(2,536)	(9.8%)	15.3%	13.8%
Income tax expense	—	17	17	0.0%	—	—
Total corporate and other expenses	62,980	60,078	(2,902)	(4.6%)	37.3%	35.5%
Net loss	$(15,936)	$(18,770)	$(2,834)	(17.8%)	(9.5%)	(11.0%)

Operating Metrics

The following tables set forth key loan and check cashing operating data as of and for the six months ended June 30, 2019, and 2018:

	Six Months Ended
	June 30,
	2018	2019
	Predecessor	Successor
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$508,242	$497,533
Number of loan transactions (in thousands)	1,395	1,369
Average new loan size	$364	$363
Average fee per new loan	$47.50	$47.22
Loan loss provision	$16,858	$16,638
Loan loss provision as a percentage of loan volume	3.3%	3.3%
Secured loans as percentage of total at June 30th	12.8%	13.3%
Medium-term Loan Operating Data (unaudited):
Balance outstanding (in thousands) (1)	$37,187	$38,338
Number of loans outstanding	34,973	40,119
Average balance outstanding	$1,063	$956
Weighted average monthly percentage rate	16.9%	18.0%
Allowance as a percentage of finance receivables	32.1%	29.3%
Loan loss provision	$14,481	$14,391
Secured loans as percentage of total at June 30th	14.5%	14.7%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$913,388	$863,285
Number of checks cashed (in thousands)	1,512	1,362
Face amount of average check	$604	$634
Average fee per check	$15.38	$18.57
Returned check expense	$2,391	$2,266
Returned check expense as a percent of face amount of checks cashed	0.3%	0.3%

(1)	The 2019 balance is presented before the impact of purchase accounting.

Revenue

	Six Months Ended June 30,
	2018	2019			2018	2019
	Predecessor	Successor	Increase (Decrease)		Predecessor	Successor
				(Percent)	(Percent of Revenue)

Short-term Consumer Loan Fees and Interest	$66,286	$64,655	$(1,631)	(2.5%)	39.2%	38.3%
Medium-term Consumer Loan Fees and Interest	30,956	30,807	(149)	(0.5%)	18.3%	18.2%
Credit Service Fees	36,687	34,794	(1,893)	(5.2%)	21.7%	20.6%
Check Cashing Fees	23,254	25,294	2,040	8.8%	13.8%	15.0%
Prepaid Debit Card Services	4,459	5,896	1,437	32.2%	2.6%	3.5%
Other Income	7,334	7,543	209	2.8%	4.4%	4.4%
Total Revenue	$168,976	$168,989	$13	0.0%	100.0%	100.0%

Total revenue for the six months ended June  30, 2019, was almost the same as the same period in the prior year.  However, the Retail financial services segment total revenue increased $5.8 million, or 4.1%, for the six months ended June  30, 2019 as compared to the prior year period primarily as a result of increased medium-term consumer loan fees.

Revenue from short-term consumer loan fees and interest for the six months ended June  30, 2019, decreased $1.6 million, or 2.5%, as compared to the same period in the prior year, primarily due to moving customers to a medium-term product in a certain market.

Revenue from medium-term consumer loans for the six months ended June  30, 2019, decreased $0.1 million, or 0.5%, as compared to the same period in the prior year. However, medium-term consumer loan revenue for the retail financial services segment increased by $3.9 million, or 21.3%, for the six months ended June  30, 2019 as compared to the prior year period, primarily due to growing the medium-term portfolio in a particular market.

Revenue from credit service fees for the six months ended June  30, 2019, decreased $1.9 million, or 5.2%, compared to the same period in the prior year, primarily related to our Retail financial services segment.

Revenue from check cashing fees for the six months ended June 30, 2019, increased $2.0 million, or 8.8%, compared to the same period in 2018, primarily due to the increase in a particular market.

Revenue from prepaid debt card services for the six months ended June  30, 2019, increased $1.4 million, or 32.2%, compared to the same period in 2018, primarily due to an increase in the commission earned on card services.

Operating Expenses

	Six Months Ended June 30,
	2018	2019			2018	2019
	Predecessor	Successor	Increase (Decrease)		Predecessor	Successor
				(Percent)	(Percent of Revenue)

Salaries	$34,493	$34,242	$(251)	(0.7%)	20.4%	20.3%
Provision for Loan Losses	45,458	46,632	1,174	2.6%	26.9%	27.6%
Occupancy	12,572	12,421	(151)	(1.2%)	7.4%	7.4%
Depreciation & Amortization	4,327	13,352	9,025	208.6%	2.6%	7.9%
Lease Termination Costs	566	—	(566)	(100.0%)	0.3%	0.0%
Advertising & Marketing	2,507	1,572	(935)	(37.3%)	1.5%	0.9%
Bank Charges	3,553	3,626	73	2.1%	2.1%	2.1%
Store Supplies	769	773	4	0.5%	0.5%	0.5%
Collection Expenses	1,135	579	(556)	(49.0%)	0.7%	0.3%
Telecommunications	2,984	2,731	(253)	(8.5%)	1.8%	1.6%
Security	1,251	1,174	(77)	(6.2%)	0.7%	0.7%
License & Other Taxes	746	636	(110)	(14.7%)	0.4%	0.4%
Loss on Asset Disposal	270	73	(197)	(73.0%)	0.2%	0.0%
Verification Processes	1,984	1,234	(750)	(37.8%)	1.2%	0.7%
Other Operating Expenses	9,317	8,636	(681)	(7.3%)	5.5%	5.2%
Total Operating Expenses	121,932	127,681	5,749	4.7%	72.2%	75.6%
Income from Operations	$47,044	$41,308	$(5,736)	(12.2%)	27.8%	24.4%

Total operating expenses, net of depreciation, decreased by $3.3 million, or 2.8%, and decreased as a percentage of revenue to 67.7% from 69.6%, for the six months ended June  30, 2019, as compared to the same period in the prior year, primarily due to decreases in most operating expense categories. Income from operations, net of depreciation, increased $3.3 million, or 6.4%, and increased as a percentage of revenue to 32.3% from 30.4%, for the six months ended June  30, 2019, as compared to the same period in the prior year.

The provision for loan losses increased by $1.2 million, or 2.6%, for the six months ended June  30, 2019, as compared to the same period in the prior year primarily as the result of recording a liability for purchasing defaulted loans under the Program.

Depreciation increased by $9.0 million, or 208.6%, for the six months ended June  30, 2019, as compared to the prior period, primarily as a result of the $43.1 million fair value adjustment recorded for property, leasehold improvements and equipment, in connection with the 2018 restructuring.

Corporate and Other Expenses

	Six Months Ended June 30,
	2018	2019			2018	2019
(dollars in thousands)	Predecessor	Successor	Increase (Decrease)		Predecessor	Successor
				(Percent)	(Percent of Revenue)
Corporate Expenses	$34,761	$33,852	$(909)	(2.6%)	20.6%	20.0%
Depreciation & Amortization	2,422	2,948	526	21.7%	1.4%	1.7%
Interest expense, net	25,797	23,261	(2,536)	(9.8%)	15.3%	13.8%
Income tax expense	—	17	17	(100.0%)	—	—
Total Corporate and Other Expenses	$62,980	$60,078	$(2,902)	(4.6%)	37.3%	35.5%

Total corporate and other expenses decreased by $2.9 million, or 4.6%, and as a percentage of revenue from 37.3% to 35.5% for the six months ended June 30, 2019, as compared to the prior year’s period. This decrease is primarily due to the decrease in interest expense.

Interest expenses decreased by $2.5 million, or 9.8%, for the six months ended June  30, 2019, as compared to the prior year’s period. The decrease is primarily due to the amortization of deferred financing costs being lower in the current period.

Business Segment Results of Operations for the Six Months Ended June  30, 2019, and June  30, 2018

The following tables present summarized financial information for our segments:

	As of and for the Successor six months ended June 30, 2019
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$237,530		$28,238			$265,768
Goodwill	11,288		—			11,288
Other Intangible Assets	2,785		108			2,893
Total Revenues	$147,519	100.0%	$21,470	100.0%		$168,989	100.0%
Provision for Loan Losses	36,762	24.9%	9,870	46.0%		46,632	27.6%
Other Operating Expenses	78,633	53.3%	2,416	11.3%		81,049	47.9%
Operating Gross Profit	32,124	21.8%	9,184	42.7%		41,308	24.5%
Interest Expense, net	15,908	10.8%	7,353	34.2%		23,261	13.8%
Depreciation and Amortization	2,823	1.9%	125	0.6%		2,948	1.7%
Other Corporate Expenses (a)	—	—	—	—	33,852	33,852	20.0%
Income (Loss) from Continuing Operations, before tax	13,393	9.1%	1,706	7.9%	(33,852)	(18,753)	(11.1)%

(a)	Represents expenses that are not allocated between reportable segments.

	As of and for the Predecessor six months ended June 30, 2018
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$160,566		$25,914			$186,480
Other Intangible Assets	103		382			485
Total Revenues	$141,717	100.0%	$27,259	100.0%		$168,976	100.0%
Provision for Loan Losses	32,782	23.1%	12,676	46.5%		45,458	26.9%
Other Operating Expenses	72,861	51.4%	3,613	13.3%		76,474	45.3%
Operating Gross Profit	36,074	25.5%	10,970	40.2%		47,044	27.8%
Interest Expense, net	19,993	14.1%	5,804	21.3%		25,797	15.3%
Depreciation and Amortization	2,236	1.6%	186	0.7%		2,422	1.4%
Other Corporate Expenses (a)	—	—	—	—	34,761	34,761	20.6%
Income (loss) from Continuing Operations, before tax	13,845	9.8%	4,980	18.3%	(34,761)	(15,936)	(9.4)%

(a)	Represents expenses that are not allocated between reportable segments.

Retail Financial Services

Retail financial services represented 87.3%, or $147.5 million, of consolidated revenues for the six months ended June  30, 2019, which was an increase of $5.8 million, or 4.1%, over the prior period.

Internet Financial Services

For the six months ended June  30, 2019, total revenues contributed by our Internet segment was $21.5 million, a decrease of $5.8 million, or 21.2%, over the prior year comparable period. However, Internet financial services operating gross profit as a percentage of revenue increased to 42.7% from 40.2%, and the provision for loan losses as a percentage of revenue decreased from 46.5% to 46.0%, for the six months ended June 30, 2019.

Six Month Cash Flow Analysis

The table below summarizes our cash flows for the six months ended June  30, 2019, and 2018.

	Six Months Ending June 30,
	2018	2019
(in thousands)	Predecessor	Successor
Net Cash Provided by Operating Activities	$31,367	$54,958
Net Cash Used in Investing Activities	(31,718)	(44,954)
Net Cash Used in Financing Activities	(6,325)	(3,502)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	$(6,676)	$6,502

Cash Flows from Operating Activities.    Net cash provided by operating activities for the six months ended June  30, 2019 and 2018, were $55.0 million and $31.4 million, respectively. Net income, net of the non-cash impact of the provision for loan losses was $27.9 million and $29.5 million for the six months ended June 30, 2019 and 2018, respectively.

Cash Flows from Investing Activities.  The $13.2 million increase in net cash used in investing activities for the six months ended June 30, 2019, as compared to the six months ended June  30, 2018, is primarily due to $13.6 million more in loan originations.

Cash Flows from Financing Activities.  The $2.8 million decrease in net cash used in financing activities for the six months ended June  30, 2019, as compared to the six months ended June  30, 2018, is primarily due to a $4.5 million decrease in debt issuance costs, partially off-set by the $2.0 million repurchase of secured notes.

Liquidity and Capital Resources

Capital Expenditures

During the six months ended June  30, 2018 and 2019, the Company spent $3.1 million and $2.7 million, respectively, on capital expenditures primarily for maintenance on certain retail locations.

Seasonality

Our business is seasonal based on the liquidity and cash flow needs of our customers. Customers cash tax refund checks primarily in the first calendar quarter of each year which is traditionally our strongest check cashing quarter. We typically see our loan portfolio decline in the first quarter as a result of the consumer liquidity created through income tax refunds. Following the first quarter, we typically see our loan portfolio expand through the remainder of the year with the third and fourth quarters showing the strongest loan demand due to the holiday season.

Contractual Obligations and Commitments

The $40.0 million Secured Notes bear interest at 9.00% per annum and mature on June 15, 2023. Pursuant to the Amended and Restated SPV Indenture, CCF Issuer and Community Choice Holdings each granted a pledge over all of their respective assets. CCF Issuer was also required to pledge its interests in the Amended and Restated Revolving Credit Agreement. The Amended and Restated SPV Indenture also contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock or the capital stock of our subsidiaries, make certain investments, enter into certain types of transactions with affiliates, create liens or merge with or into other companies.

The non-guarantor and unrestricted subsidiaries, created to acquire loans from the retail and internet portfolios in connection with the Restructuring on December 12, 2018, entered into an amendment to increase our borrowings under the Ivy Credit Agreement from $63,500 to $70,000. The Ivy Credit Agreement was further amended on March 18, 2019, to extend the maturity date to April 30, 2020, and establish an interest rate of 16.75% on the entire credit facility. The amendment allows for additional short term loans within the borrowing base and includes covenants addressing daily minimum cash and asset coverage tests, dividend limits, weekly operational reporting requirements, borrowing base reporting, and a monthly consolidated EBITDA test.

On July 19, 2014, a guarantor subsidiary of the Company entered in to a $1.4 million term note with a nonrelated entity for the acquisition of a share of an airplane. We recorded our $1.1 million share of the joint note, but both parties are joint and severally liable. The joint note had an outstanding balance of $1.1 million at June  30, 2019 and our share of the note was $0.8 million.

On May 24, 2016, a guarantor subsidiary of the Company entered into a $1.2 million term note for a fractional share of an airplane, and the note had an outstanding balance of $1.0 million as of June  30, 2019.

As a result of the 2018 Restructuring, the Company issued $276.9 million of senior PIK notes. The PIK notes accrue interest at 10.75% which is satisfied semi-annually by increasing the principal amount of the PIK notes. The PIK notes had an outstanding principal balance of $292.2 million at June 30, 2019 and are presented at their fair value of $81.2 million on the consolidated balance sheet.

Impact of Inflation

Our results of operations are not materially impacted by fluctuations in inflation.

Balance Sheet Variations

Cash and cash equivalents, accounts payable, accrued liabilities, money orders payable and revolving advances vary because of seasonal and day-to-day requirements resulting primarily from maintaining cash for cashing checks and making loans, and the receipt and remittance of cash from the sale of prepaid debit cards, wire transfers, money orders and the processing of bill payments.

Loan Portfolio

As of June 30, 2019, we were licensed to offer loans in 32 states. We have established a loan loss allowance in respect of our loans receivable at a level that our management believes to be adequate to absorb known or probable losses from loans made by us and accruals for losses in respect of loans made by third parties that we guarantee. Our policy for determining the loan loss allowance is based on historical experience, as well as our management’s review and analysis of the payment and collection of the loans within prior periods. All loans and services, regardless of type, are made in accordance with state regulations, and, therefore, the terms of the loans and services may vary from state-to-state. Loan fees and interest are earned on loans. Products which allow for an upfront fee are recognized over the loan term. Other products’ interest is earned over the term of the loan.

As of June  30, 2019, and December 31, 2018, our total finance receivables net of unearned advance fees was approximately $93.5 million and $87.8 million, respectively.

Off-Balance Sheet Arrangements

In certain markets, we arrange for consumers to obtain consumer loan products from one of several independent third-party lenders whereby we act as a facilitator. For consumer loan products originated by third-party lenders under these programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company will guarantee such loans. When a consumer executes an agreement with the Company under these programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. As of June 30, 2019, and December 31, 2018, the outstanding amount of active consumer loans guaranteed by the Company was $37.3 million and $34.1 million, respectively. The outstanding amount of active consumer loans for Ohio consist of $0.1 million and $30.5 million in short-term and $33.2 million and $0.3 million in medium-term loans at June 30, 2019 and December 31, 2018, respectively. The outstanding amount of active consumer loans for Texas consist of $3.9 million and $3.4 million in short-term loans at June  30, 2019 and December 31, 2018, respectively. The accrual for third party loan losses, which represents the estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company, was $4.8 million and $4.5 million as of June  30, 2019, and December 31, 2018, respectively. The Company also has an agreement with a third-party lender to offer secured and unsecured revolving loans through the Company’s retail locations. The Company entered into a debt buying agreement with the lender whereby the Company will purchase the loans if the borrower defaults. Total gross receivables for which the Company has recorded a debt buyer liability were $6.8 million as of June 30, 2019 and the debt buyer liability was $3.8 million as of June 30, 2019.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June  30, 2019, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by GAAP.

Interest rate risk

The cash and cash equivalents reflected on our balance sheet represent largely uninvested cash in our branches and cash-in-transit. The amount of interest income we earn on these funds will decline with a decline in interest rates. However, due to the short-term nature of short-term investment grade securities and money market accounts, an immediate decline in interest rates would not have a material impact on our financial position, results of operations or cash flows.

As of June  30, 2019, we had $403.9 million of indebtedness, none of which is subject to variable interest rates.  However, we may enter into variable rate indebtedness in the future.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June  30, 2019.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, during the quarter ended June  30, 2019, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We and our subsidiaries are party to a variety of legal, administrative, regulatory and government proceedings, claims and inquiries arising in the normal course of business. While the results of these proceedings, claims and inquiries cannot be predicted with certainty, we believe that the final outcome of the foregoing will not have a material adverse effect on our financial condition, results of operations or cash flows. Further, legal proceedings have and may in the future be instituted against us that purport to be class actions or multiparty litigation. In most of these instances, we believe that these actions are subject to arbitration agreements and that the plaintiffs are compelled to arbitrate with us on an individual basis. In the event that a lawsuit purporting to be a class action is certified as such, the amount of damages for which we might be responsible is uncertain. In addition, any such amount would depend upon proof of the allegations and on the number of persons who constitute the class of affected persons.

ITEM 1A.  RISK FACTORS.

For a discussion of potential risks and uncertainties related to us, see the information included under the heading “Risk Factors” beginning on page 11 of our offering prospectus filed with the SEC on July 19, 2019 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, which information is incorporated herein by reference.

ITEM 6.  EXHIBITS.

The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description of Exhibit

31.1	Certification Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer
31.2	Certification Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer
101

Interactive Data File:

(i) Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018; (ii) Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Six Months Ended June  30, 2019 (unaudited) and June  30, 2018 (unaudited); (iii) Consolidated Statement of Stockholders’ Equity for the Six Months Ended June  30, 2018 (unaudited); (iv) Consolidated Statement of Members’ Equity for the Six Months Ended June  30. 2019 (unaudited); (v) Consolidated Statements of Cash Flows for the Six Months Ended June  30, 2019 (unaudited) and June  30, 2018 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited)—submitted herewith pursuant to Rule 406T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2019

CCF Holdings LLC and Subsidiaries (registrant)

/s/ MICHAEL DURBIN
Michael Durbin
Chief Financial Officer
Principal Financial and
Principal Accounting Officer