Form 10-Q
period 2019-09-30
CCF Holdings LLC
filed 2019-11-14
CIK 1766682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12‑b‑2 of the Act.) Yes ☐    No ☒

There is no market for the registrant’s equity. As of September  30, 2019, there were 992,857 units outstanding.

CCF Holdings LLC and Subsidiaries

Form 10-Q for the Quarterly Period Ended September  30, 2019

		Page
	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	3

	Consolidated Statements of Operations and Comprehensive Loss for the three months and nine months ended September 30, 2019 (unaudited) and September 30, 2018 (unaudited)	4

	Consolidated Statements of Stockholders’ Equity for the three months and nine months ended September 30, 2018 (unaudited)	5

	Consolidated Statements of Members’ Equity for the three months and nine months ended September 30, 2019 (unaudited)	6

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 (unaudited) and September 30, 2018 (unaudited)	7

	Notes to unaudited Consolidated Financial Statements	8-28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations	29-47

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	48

Item 4.	Controls and Procedures	48

Part II	Other Information	48

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	49

Item 6.	Exhibits	50

	Signatures	51

CCF Holdings LLC and Subsidiaries

Consolidated Balance Sheets

September 30, 2019 and December 31, 2018

(In thousands, except share data)

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$57,511	$53,208
Restricted cash	4,170	4,175
Finance receivables, net of allowance for loan losses of $13,437 and $3,139	78,862	81,093
Card related pre-funding and receivables	973	899
Other current assets	12,868	16,028
Total current assets	154,384	155,403
Noncurrent Assets
Finance receivables, net of allowance for loan losses of $1,511 and $335	3,614	3,271
Property, leasehold improvements and equipment, net	43,527	61,842
Right of use assets - operating leases	29,843	—
Goodwill	11,288	11,288
Other intangible assets	2,771	3,136
Security deposits	8,537	2,282
Total assets	$253,964	$237,222
Liabilities and Members' Equity
Current Liabilities
Accounts payable and accrued liabilities	$37,492	$35,422
Money orders payable	8,286	8,548
Accrued interest	9,176	1,586
Current portion of operating lease obligation	14,033	—
Current portion of subsidiary notes payable, net of deferred issuance costs of $737 and $-0-	73,118	884
Deferred revenue	2,535	2,535
Total current liabilities	144,640	48,975
Noncurrent Liabilities
Lease termination payable	—	387
Operating lease obligation	17,772	—
Subsidiary notes payable, net of deferred issuance costs of $-0- and $16	906	70,938
Secured notes payable	40,000	42,000
Senior PIK notes, at fair value	74,529	60,796
Deferred revenue	3,084	4,985
Total liabilities	280,931	228,081
Commitments and Contingencies
Members' Equity
Common units, par value $-0- per unit, 850,000 Class A authorized and outstanding units at September 30, 2019 and December 31, 2018 and 142,857 and 150,000 Class B authorized and outstanding at September 30, 2019 and December 31, 2018	870	870
Retained earnings (deficit)	(35,956)	1,636
Accumulated other comprehensive income	8,119	6,635
Total members' equity (deficit)	(26,967)	9,141
Total liabilities and members' equity	$253,964	$237,222

See Notes to Unaudited Consolidated Financial Statements.

CCF Holdings LLC and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

Three Months and Nine Months Ended September  30, 2019 and 2018

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	Successor	Predecessor	Successor	Predecessor
Revenues:
Finance receivable fees	$51,051	$51,088	$146,513	$148,330
Credit service fees	12,579	19,421	47,373	56,108
Check cashing fees	13,292	11,821	38,586	35,075
Card fees	2,686	2,216	8,582	6,675
Other	5,285	3,500	12,828	10,834
Total revenues	84,893	88,046	253,882	257,022
Operating expenses:
Salaries	18,093	17,177	52,335	51,670
Provision for loan losses	31,317	28,809	77,949	74,267
Occupancy	8,931	8,926	25,877	26,559
Advertising and marketing	1,087	1,363	2,659	3,870
Lease termination	—	164	—	730
Depreciation and amortization	5,406	1,929	18,758	6,256
Other	7,279	7,635	21,431	24,073
Total operating expenses	72,113	66,003	199,009	187,425
Operating gross profit	12,780	22,043	54,873	69,597
Corporate and other expenses:
Corporate expenses	17,907	16,288	52,544	51,559
Depreciation and amortization	1,430	1,074	4,378	3,496
Interest expense, net	12,259	13,916	35,520	39,713
Loss on debt extinguishment	—	10,832	—	10,832
Total corporate and other expenses	31,596	42,110	92,442	105,600
Loss from continuing operations, before tax	(18,816)	(20,067)	(37,569)	(36,003)
Provision for income taxes	6	—	23	—
Net loss	$(18,822)	$(20,067)	$(37,592)	$(36,003)
Other comprehensive income:
Change in fair value of senior PIK notes	6,637	—	1,484	—
Other comprehensive income:	6,637	—	1,484	—
Comprehensive loss	$(12,185)	$(20,067)	$(36,108)	$(36,003)

See Notes to Unaudited Consolidated Financial Statements.

CCF Holdings LLC and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Three Months and Nine Months Ended September  30, 2018

(Predecessor)

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30, 2018
				Additional
	Common Stock		Treasury	Paid-In	Retained
	Shares	Amount	Stock	Capital	Deficit	Total
Balance, June 30, 2018	7,990,020	$90	$(50)	$129,692	$(350,819)	$(221,087)
Stock-based compensation expense	—	—	—	8	—	8
Net loss	—	—	—	—	(20,067)	(20,067)
Balance, September 30, 2018	7,990,020	$90	$(50)	$129,700	$(370,886)	$(241,146)

	Nine Months Ended September 30, 2018
				Additional
	Common Stock		Treasury	Paid-In	Retained
	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2017	7,990,020	$90	$(50)	$129,675	$(334,883)	$(205,168)
Stock-based compensation expense	—	—	—	25	—	25
Net loss	—	—	—	—	(36,003)	(36,003)
Balance, September 30, 2018	7,990,020	$90	$(50)	$129,700	$(370,886)	$(241,146)

See Notes to Unaudited Consolidated Financial Statements.

CCF Holdings LLC and Subsidiaries

Consolidated Statements of Members’ Equity

Three Months and Nine Months Ended September  30, 2019

(Successor)

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30, 2019
						Accumulated
						Other
	Class A Common Units		Class B Common Units		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income	Total

Balance, June 30, 2019	850,000	$740	142,857	$130	$(17,134)	$1,482	$(14,782)
Net loss	—	—	—	—	(18,822)	—	(18,822)
Change in fair value of senior PIK notes	—	—	—	—	—	6,637	6,637
Balance, September 30, 2019	850,000	$740	142,857	$130	$(35,956)	$8,119	$(26,967)

	Nine Months Ended September 30, 2019
						Accumulated
					Retained	Other
	Class A Common Units		Class B Common Units		Earnings	Comprehensive
	Shares	Amount	Shares	Amount	(Deficit)	Income	Total

Balance, December 31, 2018	850,000	$740	150,000	$130	$1,636	$6,635	$9,141
Redemption of common units	—	—	(7,143)	—	—	—	—
Net loss	—	—	—	—	(37,592)	—	(37,592)
Change in fair value of senior PIK notes	—	—	—	—	—	1,484	1,484
Balance, September 30, 2019	850,000	$740	142,857	$130	$(35,956)	$8,119	$(26,967)

See Notes to Unaudited Consolidated Financial Statements.

CCF Holdings LLC and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2019 and 2018

(In thousands, Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
	Successor	Predecessor
Cash flows from operating activities
Net loss	$(37,592)	$(36,003)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	77,949	74,267
Loss on disposal of assets	320	390
Loss on debt extinguishment	—	10,832
Depreciation	22,808	9,207
Amortization of note discount and deferred debt issuance costs	754	5,777
Amortization of intangibles	328	545
Non-cash interest on PIK notes	23,068	—
Right of use assets - operating leases	1,962	—
Stock-based compensation	—	25
Changes in assets and liabilities:
Card related pre-funding and receivables	(74)	202
Other assets	(3,058)	(260)
Deferred revenue	(1,901)	(1,901)
Accrued interest	(261)	6,258
Money orders payable	(262)	(329)
Lease termination payable	(387)	(263)
Accounts payable and accrued expenses	2,071	(6,761)
Net cash provided by operating activities	85,725	61,986
Cash flows from investing activities
Net receivables originated	(76,061)	(62,105)
Purchase of leasehold improvements and equipment	(4,814)	(5,143)
Net cash used in investing activities	(80,875)	(67,248)
Cash flows from financing activities
Repurchase of secured notes	(2,000)	—
Proceeds from subsidiary note	3,000	3,500
Payments on subsidiary note	(77)	(89)
Proceeds from secured notes payable	—	42,000
Payments on capital lease obligations	—	(362)
Net payments on lines of credit	—	(44,000)
Debt issuance costs	(1,475)	(11,865)
Net cash used in financing activities	(552)	(10,816)
Net increase (decrease) in cash and cash equivalents and restricted cash	4,298	(16,078)
Cash and cash equivalents and restricted cash:
Beginning	57,383	71,212
Ending	$61,681	$55,134

The following table reconciles cash and cash equivalents and restricted cash from the
Consolidated Balance Sheets to the above statements:
	December 31,
	2018	2017
	Successor	Predecessor
Cash and cash equivalents	$53,208	$66,627
Restricted Cash	4,175	4,585
Total cash and cash equivalents and restricted cash	$57,383	$71,212

	September 30,
	2019	2018
	Successor	Predecessor
Cash and cash equivalents	$57,511	$50,914
Restricted Cash	4,170	4,220
Total cash and cash equivalents and restricted cash	$61,681	$55,134

See Notes to Unaudited Consolidated Financial Statements.

CCF Holdings LLC and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies

Nature of business:    CCF Holdings, LLC (the “Company” or “CCF”) is a provider of alternative financial services to unbanked and under-banked consumers. The Company was formed in 2018 and began operations upon the closing of the Restructuring (as defined below). As a result of the Restructuring, the Company succeeded to the business and operations of Community Choice Financial Inc., (the “Predecessor”). The Company owned and operated 476 retail locations in 12 states and was licensed to deliver similar financial services over the internet in 29 states as of September 30, 2019. Through its network of retail locations and over the internet, the Company provides customers a variety of financial products and services, including secured and unsecured, short-term and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of its individual customers.

As an “emerging growth company”, the Company is permitted to delay the adoption of new or revised accounting standards until such time as those standards apply to private companies. The Company has chosen to take advantage of the extended transition period for complying with new or revised accounting standards.

The 2018 Restructuring

On December 12, 2018, the Predecessor entered into an agreement (the “Restructuring Agreement”), with (a) CCF OpCo LLC, a Delaware limited liability company (“CCF OpCo”), (b) the Company, (c) CCF Intermediate Holdings LLC, a Delaware limited liability company (“CCF Intermediate”), (d) certain of Predecessor’s direct and indirect subsidiaries, (e) certain noteholders under (i) the Indenture, dated as of April 29, 2011 (as amended, modified or supplemented from time to time, the “2019 Indenture”), by and among the Predecessor, the subsidiary guarantors party thereto, Computershare Trust Company, N.A. and Computershare Trust Company of Canada, together as indenture trustee (the “Indenture Trustee”), and Computershare Trust Company, N.A., as collateral agent (in such capacity, the “Collateral Agent”) governing Predecessor’s 10.75% senior secured notes due May 1, 2019 (the “2019 Notes”), (ii) the Indenture, dated as of July 6, 2012 (as amended, modified or supplemented from time to time, the “2020 Indenture”, and together with the 2019 Indenture, the “Existing Indentures”), by and among Predecessor, the subsidiary guarantors party thereto, the Indenture Trustee and the Collateral Agent, governing Predecessor’s 12.75% senior secured notes due May 1, 2020 (the “2020 Notes”), and (iii) the Indenture, dated as of September 6, 2018 (as amended, modified or supplemented from time to time, the “SPV Indenture”), by and among Community Choice Financial Issuer, LLC, a Delaware limited liability company (“CCF Issuer”), the guarantor party thereto, and Computershare Trust Company, N.A, as indenture trustee (in such capacity, the “SPV Trustee”) and collateral agent (in such capacity, the “SPV Collateral Agent”) governing CCF Issuer’s 9.00% senior secured notes due September 6, 2020 (the “Secured Notes”), (f) certain investment funds associated with Diamond Castle Holdings and Golden Gate Capital (each, a “Sponsor,” and collectively, the “Sponsors”) and (g) CCF Issuer as revolving lender (the “Revolving Lender”) under the Credit Agreement, dated as of September 6, 2018 (as amended, modified, supplemented, or otherwise restated from time to time, the “Revolving Credit Agreement”), by and among CCF OpCo, CCF Intermediate, the subsidiary guarantors party thereto, GLAS Trust Company LLC as administrative agent, and the Revolving Lender.

Substantially concurrent with the execution and delivery of, and pursuant to, the Restructuring Agreement, on December 12, 2018 (the “Closing Date”) the Predecessor consummated a number of transactions contemplated thereby (the “Restructuring”), which satisfied Predecessor’s obligation to execute a Deleveraging Transaction (as defined in the Revolving Credit Agreement) as required under the Amended and Restated Revolving Credit Agreement dated June 30, 2017 (which we refer to as the “Victory Park Revolver”),  and the SPV Indenture.

The Deleveraging Transaction was effected by way of an out-of-court strict foreclosure, pursuant to which the Collateral Agent under the Existing Indentures, acting at the direction of certain beneficial holders holding more than 50% of the 2019 Notes and the beneficial holders of 100% of the 2020 Notes, exercised remedies whereby all right, title and interest in and to all of the assets of the Predecessor that constitute collateral with respect to the Existing Indentures, including the issued and outstanding equity interests in certain of the Predecessor’s direct subsidiaries, were transferred to CCF OpCo. CCF OpCo is an indirect wholly owned subsidiary of the Company.

As a result of the strict foreclosure, all obligations represented by the 2019 Notes and 2020 Notes were extinguished, and holders of the 2019 Notes and 2020 Notes received a pro rata share of $276.9 million of the newly-issued 10.750% Senior PIK Notes due 2023 (the “PIK Notes”) and 850,000 Class A common limited liability company units (“Class A Common Units”) issued by the Company. Additionally, the holders of Secured Notes received their pro rata share of 150,000 Class B common limited liability company units (“Class B Common Units”) issued by the Company, and Predecessor’s existing equity holders, including the Sponsors, are entitled to receive a pro rata share of up to 52,632 of the Company’s Class C common limited liability company units (“Class C Common Units”). Furthermore, we may in the future issue Class M common limited liability company units (“Class M Common Units” and together with Class A Common Units, Class B Common Units and Class C Common Units, the “Common Units”) pursuant to an equity incentive plan. In connection with the Restructuring, the SPV Indenture was amended and restated to, among other things, extend the maturity date of the Secured Notes from September 6, 2020, to June 15, 2023.

The Class A Common Units and Class B Common Units (which Class B Common Units represented 15.0% of the aggregate number of the Company’s issued and outstanding Common Units on December 12, 2018, subject to adjustment for any future issuances of common units (i) in consideration for the redemption of the PIK Notes (“Redemption Units”), or (ii) in connection with the issuance of any additional debt securities (“Additional Financing Units”), such that they continue to represent 15.0% of the issued and outstanding Common Units (including such Redemption Units and Additional Financing Units, but subject to dilution from any new management equity plan)) will entitle the holders thereof to voting rights (in each case, subject to the limitations in the governing documents of the Company). Following the Class C Distribution Trigger Time, Class C Common Units will be entitled to up to 5.0% of distributions from the Company. The Class C Common Units shall be subject to dilution from any new management equity plan and other common units and other equity interests of the Company that may be issued after the effective date of the Deleveraging Transaction.

In addition, in connection with the Restructuring, CCFI Funding II LLC, a non-guarantor subsidiary of CCF OpCo, entered into an amendment to the Amended and Restated Loan and Security Agreement, dated as of April 25, 2017 (as amended, modified or supplemented from time to time, the “Ivy Credit Agreement”) pursuant to which, among other things, our borrowings under the Ivy Credit Agreement were increased from $63,500 to $70,000. The agreement was further amended in September 2019 to increase the Company’s borrowings to $73,000.

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

Upon the effective date of the Restructuring, the Company applied business combination accounting which resulted in the creation of a new entity for financial reporting purposes. As a result of the application of business combination accounting, as well as the effects of the implementation of the Restructuring, the Consolidated Financial Statements on or after December 12, 2018, may not be comparable with the Consolidated Financial Statements prior to that date. Refer to Note 10. Business Combinations for a discussion of the Restructuring and the related impact of business combination accounting on the consolidated financial statements. Due to the timing of the Restructuring, the results of operations for the three months and nine months ended September 30, 2018 reflect the results of operations of the Predecessor. The Company’s financial condition and results of operations for the three months and nine months ended September 30, 2019, reflects the financial condition and results of operations of the Successor.

References to ‘‘Successor’’ or ‘‘Successor Company’’ relate to the financial position and results of operations of the reorganized Company subsequent to December 12, 2018. References to ‘‘Predecessor’’ or ‘‘Predecessor Company’’ refer to the financial position and results of operations of Community Choice Financial Inc. on and before December 12, 2018.

Reclassifications: During the quarter ended September 30, 2019, the Company changed the classification of certain amounts reported in the consolidated statements of operations and comprehensive loss, and amounts for the three months and nine months ended September 30, 2018, have been reclassified to conform to the 2019 presentation. The change to operating gross profit in 2018 was not significant and there was no effect on the previously reported net loss or stockholders’ deficit as of and for the periods ended September 30, 2018. See Note 7 for further details.

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

Disaggregation of revenues—Revenues for finance receivable and CSO fees are recognized over the term of the loan and were $63,630 and $70,509 for the three months, and $193,886 and $204,438 for the nine months ended September 30, 2019, and 2018, respectively. Revenues for check cashing, card fees, and other are recognized at the time of service and were $21,263 and $17,537 for the three months, and $59,996 and $52,584 for the nine months ended September 30, 2019, and 2018, respectively.

Finance receivables:  Finance receivables consist of short term and medium‑term consumer loans.

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term loan products typically range in principal from $100 to $1,000, with a maturity between fourteen and thirty days, and include a written agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations, which vary by state. State statutes vary from charging fees of 5% to 27%, to charging interest up to 25% per month. The customers repay the cash advance by making cash payments or allowing a check or preauthorized debit to be presented. Secured consumer loans with a maturity of ninety days or less are included in this category and represented 13.7% and 12.8% of short-term consumer loans at September 30, 2019 and December 31, 2018, respectively.

Medium-term consumer loans can be unsecured or secured with a maturity greater than ninety days and up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000, and are evidenced by a promissory note with a maturity between three and thirty-six months. These consumer loans vary in structure depending upon the applicable laws and regulations where they are offered. The medium-term consumer loans are payable in installments or provide for a line of credit with periodic payments. Secured consumer loans with a maturity greater than ninety days are included in this category and represented 15.8% and 13.7% of medium-term consumer loans at September 30, 2019, and December 31, 2018, respectively.

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

For short term unsecured consumer loans, the Company’s policy is to charge off loans when they become past due. The Company’s policy dictates that, where a customer has provided a check or an electronic payment authorization for presentment upon the maturity of a loan, if the customer has not paid off the loan by the due date, the Company will deposit the customer’s check or draft the customer’s bank account for the amount due. If the check or draft is returned as unpaid, all accrued fees and outstanding principal are charged-off as uncollectible. For short term secured loans, the Company’s policy requires that balances be charged off when accounts are either thirty or sixty days past due depending on the product. The Company accrues interest on past-due loans until charge off. The Company had $1,610 and $1,598 of loans in non-accrual status as of September 30, 2019 and December 31, 2018, respectively. The amount of the resulting charge-off includes unpaid principal, accrued interest and any uncollected fees, if applicable.

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

In connection with the Restructuring on December 12, 2018, the Company recognized goodwill and other intangible assets of $14,048 to the Retail segment, and other intangible assets of $403 to the Internet segment. The Company’s other intangible assets consist of a trade name. The amount recorded for other intangible assets is amortized using the straight-line method over seven years. Intangible amortization expense was $110 and $107 for the three months, and $328 and $545 for the nine months ended September 30, 2019, and 2018, respectively.

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

In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The Company’s financial instruments consist primarily of cash and cash equivalents, finance receivables, restricted cash, and lines of credit. For all such instruments, including notes payable at September 30, 2019, and December 31, 2018, the carrying amounts in the consolidated financial statements approximate their fair values. Finance receivables are short term in nature and are originated at prevailing market rates and lines of credit bear interest at current market rates. The fair value of finance receivables at September 30, 2019 and December 31, 2018, approximates carrying value and is measured using internal valuation inputs including historical loan loss experience, delinquency, overall portfolio quality, and current economic conditions.

The fair value of the PIK notes was determined at September 30, 2019, and December 31, 2018. As more fully described in Note 5, the fair value of the PIK notes was determined using an approach that considered both a Black Scholes option price methodology and the intrinsic value of the notes on an ‘‘as-if-converted’’ basis.

	September 30, 2019
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$57,511	$57,511	1
Restricted cash	4,170	4,170	1
Finance receivables	82,476	82,476	3
Financial liabilities:
Senior PIK Notes	74,529	74,529	3
Secured Note Payable	40,000	40,000	2
Subsidiary Note payable	74,761	74,761	2

	December 31, 2018
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$53,208	$53,208	1
Restricted cash	4,175	4,175	1
Finance receivables	84,364	84,364	3
Financial liabilities:
Senior PIK Notes	60,796	60,796	3
Secured Note Payable	42,000	42,000	2
Subsidiary Note payable	71,838	71,838	2

Recent Accounting Pronouncements:    In February 2016, the FASB issued ASU 2016-02, ‘‘Leases (Topic 842,” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to recognize the following for all leases with terms longer than 12 months: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Leases with a term of 12 months or less will be accounted for similarly to existing guidance for operating leases today. In addition, ASU 2016-02 aligns lessor accounting with the lessee accounting model and ASU 2014-09, Revenue from Contracts with Customers (Topic 606) Section A—Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40) (‘‘ASU 2014-09’’). ASU 2016-02 is effective for emerging growth companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Company has elected early adoption of the standard for the year ending December 31, 2019. Entities must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented, or the beginning of the period adopted, in the financial statements. As a result of the adoption of the new lease standard on January 1, 2019, the Company recorded $34,154 for both operating lease liabilities and corresponding right-of-use assets. The operating lease liabilities will be based on the present value of the remaining minimum rental payments using discount rates as of the effective date.

Subsequent events:  The Company has evaluated its subsequent events (events occurring after September 30, 2019) through the issuance date of November 14, 2019.

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses

Finance receivables representing amounts due from customers for advances at September  30, 2019, and December 31, 2018, consisted of the following:

	September 30,	December 31,
	2019	2018
Short-term consumer loans:
Secured	$8,210	$6,908
Unsecured	51,910	46,871
Total short-term consumer loans	60,120	53,779
Medium-term consumer loans
Secured	6,280	4,936
Unsecured	33,378	31,093
Total medium-term consumer loans	39,658	36,029
Total gross receivables	99,778	89,808
Unearned advance fees, net of deferred loan origination costs	(2,354)	(1,970)
Finance receivables before allowance for loan losses	97,424	87,838
Allowance for loan losses	(14,948)	(3,474)
Finance receivables, net	$82,476	$84,364

Finance receivables, net
Current portion	$78,862	$81,093
Non-current portion	3,614	3,271
Total finance receivables, net	$82,476	$84,364

Changes in the allowance for loan losses by product type for the three months ended September 30, 2019, are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	7/1/2019	Provision	Charge-Offs	Recoveries	9/30/2019	9/30/2019	of receivables
Short-term consumer loans	$2,574	$12,191	$(20,501)	$8,415	$2,679	$60,120	4.46%
Medium-term consumer loans	10,875	8,809	(8,157)	742	12,269	39,658	30.94%
	$13,449	$21,000	$(28,658)	$9,157	$14,948	$99,778	14.98%

The provision for loan losses for the three months ended September 30, 2019, also includes losses from returned items from check cashing of $1,375.

The provision for short-term consumer loans of $12,191 is net of debt sales of $120 for the three months ended September 30, 2019.

The provision for medium-term consumer loans of $8,809 is net of debt sales of $208 for the three months ended September 30, 2019.

The Company evaluates all short-term and medium-term consumer loans collectively for impairment, except for individually evaluating certain unsecured medium-term loans that have been modified and classified as troubled debt restructurings. In certain markets, the Company reduced interest rates and favorably changed payment terms for certain unsecured medium-term consumer loans to assist borrowers in avoiding default and to mitigate risk of loss. The provision and subsequent charge off related to these loans totaled $16 and is included in the provision for medium-term consumer loans for the three months ended September  30, 2019. For these loans evaluated for impairment, there were $24 of payment defaults during the three months ended September  30, 2019. The troubled debt restructurings during the three months ended September  30, 2019, are subject to an allowance of $5 with a net carrying value of $7 at September  30, 2019.

Changes in the allowance for loan losses by product type for the nine months ended September 30, 2019, are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	1/1/2019	Provision	Charge-Offs	Recoveries	9/30/2019	9/30/2019	of receivables
Short-term consumer loans	$2,018	$28,829	$(53,588)	$25,420	$2,679	$60,120	4.46%
Medium-term consumer loans	1,456	23,200	(15,080)	2,693	12,269	39,658	30.94%
	$3,474	$52,029	$(68,668)	$28,113	$14,948	$99,778	14.98%

The provision for loan losses for the nine months ended September 30, 2019, also includes losses from returned items from check cashing of $3,641.

The provision for short-term consumer loans of $28,829 is net of debt sales of $595 for the nine months ended September 30, 2019.

The provision for medium-term consumer loans of $23,200 is net of debt sales of $531 for the nine months ended September 30, 2019.

The provision and subsequent charge off related to troubled debt restructurings totaled $35 and is included in the provision for medium-term consumer loans for the nine months ended September 30, 2019. For these loans evaluated for impairment, there were $69 of payment defaults during the nine months ended September 30, 2019. The troubled debt restructurings during the nine months ended September 30, 2019, are subject to an allowance of $9 with a net carrying value of $19 at September 30, 2019.

Changes in the allowance for loan losses by product type for the three months ended September  30, 2018, are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	7/1/2018	Provision	Charge-Offs	Recoveries	9/30/2018	9/30/2018	of receivable
Short-term consumer loans	$2,631	$11,437	$(19,549)	$8,104	$2,623	$60,721	4.32%
Medium-term consumer loans	11,926	8,326	(8,158)	903	12,997	39,379	33.00%
	$14,557	$19,763	$(27,707)	$9,007	$15,620	$100,100	15.60%

The provision for loan losses for the three months ended September  30, 2018, also includes losses from returned items from check cashing of $1,510.

The provision for short-term consumer loans of $11,437 is net of debt sales of $184 for the three months ended September  30, 2018.

The provision for medium-term consumer loans of $8,326 is net of debt sales of $248 for the three months ended September  30, 2018.

The provision and subsequent charge off related to troubled debt restructurings totaled $43 and is included in the provision for medium-term consumer loans for the three months ended September  30, 2018. For these loans evaluated for impairment, there were $47 of payment defaults during the three months ended September  30, 2018. The troubled debt restructurings during the three months ended September  30, 2018, are subject to an allowance of $17 with a net carrying value of $20 at September  30, 2018.

Changes in the allowance for loan losses by product type for the nine months ended September 30, 2018, are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	1/1/2018	Provision	Charge-Offs	Recoveries	9/30/2018	9/30/2018	of receivable
Short-term consumer loans	$2,697	$28,295	$(53,590)	$25,221	$2,623	$60,721	4.32%
Medium-term consumer loans	13,630	22,807	(26,902)	3,462	12,997	39,379	33.00%
	$16,327	$51,102	$(80,492)	$28,683	$15,620	$100,100	15.60%

The provision for loan losses for the nine months ended September 30, 2018, also includes losses from returned items from check cashing of $3,901.

The provision for short-term consumer loans of $28,295 is net of debt sales of $1,007 for the nine months ended September 30, 2018.

The provision for medium-term consumer loans of $22,807 is net of debt sales of $1,027 for the nine months ended September 30, 2018.

The provision and subsequent charge off related to troubled debt restructurings totaled $84 and is included in the provision for medium-term consumer loans for the nine months ended September 30, 2018. For these loans evaluated for impairment, there were $168 of payment defaults during the nine months ended September 30, 2018. The troubled debt restructurings during the nine months ended September 30, 2018 are subject to an allowance of $33 with a net carrying value of $47 at September 30, 2018.

The Company has subsidiaries that facilitate third-party lender loans. Changes in the accrual for third-party lender losses for the three months and nine months ended September 30, 2019, and 2018, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	Successor	Predecessor	Successor	Predecessor

Short-term balance, beginning of period	$1,127	$4,272	$4,454	$4,570
Provision for loan losses	3,198	7,469	6,256	19,048
Charge-offs, net	(3,257)	(7,488)	(9,642)	(19,365)
Short-term balance, end of period	$1,068	$4,253	$1,068	$4,253

Medium-term balance, beginning of period	$3,686	$212	$59	$248
Provision for loan losses	1,812	67	7,827	216
Charge-offs, net	(2,948)	(89)	(5,336)	(274)
Medium-term balance, end of period	$2,550	$190	$2,550	$190

Total balance, beginning of period	$4,813	$4,484	$4,513	$4,818
Provision for loan losses	5,010	7,536	14,083	19,264
Charge-offs, net	(6,205)	(7,577)	(14,978)	(19,639)
Total balance, end of period	$3,618	$4,443	$3,618	$4,443

The Company offers a CSO product in Texas, and offered a CSO product in Ohio until April 2019, to assist consumers in obtaining credit with unaffiliated third-party lenders. Ohio House Bill 123 (“HB123”) prohibited CSO transactions in Ohio on or after April 28, 2019, at which time, the Ohio CSO product was no longer offered. Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $18,202 and $34,144 at September  30, 2019, and December 31, 2018, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement. The total gross finance receivables for the Ohio CSO product consist of $-0- and $30,490 in short-term and $13,847 and $303 in medium-term loans at September 30, 2019, and December 31, 2018, respectively. The total gross finance receivables for the Texas CSO product consist of $4,355 and $3,351 in short-term loans at September  30, 2019 and December 31, 2018, respectively. The provision for third party lender losses of $5,010 and $14,083 for the three months and nine months ending September 30, 2019 is net of debt sales of $59 and $308, respectively.  The provision for third party lender losses of $7,536 and $19,264 for the three months and nine months ending September 30, 2018, is net of debt sales of $181 and $766, respectively.

For the Ohio CSO Program, the Company was required to purchase $180 and $12,595 of short-term loans and $4,070 and $186 of medium-term loans during the three months ended September 30, 2019 and 2018, respectively, and $12,389 and $37,015 of short-term loans and $7,143 and $523 of medium-term loans during the nine months ended September 30, 2019 and 2018, respectively. As these loans were in default when purchased, they met the Company’s policy and were fully charged-off at acquisition. The Company recognized recoveries of $263  and $7,269 of short-term and $1,172 and $74 of medium-term collections on these loans during the three months, and $9,595 and $23,946 of short-term and $1,749 and $220 of medium-term collections on these loans during the nine months ended September 30, 2019 and 2018, respectively.

For the Texas CSO Program, the Company was required to purchase $4,715 and $3,242 of short-term loans during the three months ended September 30, 2019 and 2018, respectively, and $10,699 and $9,346 of short-term loans during the nine months ended September 30, 2019 and 2018, respectively. As these loans were in default when purchased, they met the Company’s policy and were fully charged-off at acquisition. The Company recognized recoveries of $1,349 and $1,069 of short-term collections on these loans during the three months, $3,865 and $3,343 of short-term collections on these loans during the nine months ended September 30, 2019 and 2018, respectively.

Beginning in April 2019, a third-party lender began offering secured and unsecured revolving loans through the Company’s retail locations, the “Program.”  Under the Program, certain CCF subsidiaries serve as distributors and do not perform any underwriting activities or make lending decisions.  Instead, the loans are offered as another product offering to customers who visit the Company’s retail locations. Under the Program, no fees are earned by the Company for loans originated by the third-party lender; however, the Company expects to generate fees through check cashing, bill payment and other similar money service business offerings provided to the customer.  As a part of the program, a  CCF subsidiary, other than the subsidiary providing retail financial services, entered into a debt buying agreement with the lender whereby that subsidiary will purchase the loans if the borrower defaults.  Total gross finance receivables for which the Company recorded a debt buyer liability were $26,400 as of September 30, 2019, which is partially collateralized by cash held in trust.  The purchase price for any defaulted loan is equal to an agreed upon percentage of the unpaid principal balance and accrued interest and fees. The Company records these at fair value and the difference between the purchase price and expected recoverability is charged through the provision for loan losses. The Company has determined the fair value at repurchase based on a historical review of collections on defaulted loans. The Company will sell to a third-party or will charge-off the remaining balance after one week of collections activity.

Changes in the accrual for the debt buyer liability for the three months and nine months ended September 30, 2019, were as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019

Balance, beginning of period	$3,823	$-
Provision for loan losses	3,932	8,196
Charge-offs, net	(2,643)	(3,084)
Balance, end of period	$5,112	$5,112

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

The aging of receivables at September  30, 2019, and December 31, 2018, were as follows:

	September 30, 2019		December 31, 2018
Current finance receivables	$88,696	89.0%	$81,097	90.3%
Past due finance receivables (1 - 30 days)
Secured short-term consumer loans	1,322	1.3%	629	0.7%
Unsecured short-term consumer loans	388	0.4%	449	0.5%
Short-term consumer loans	1,710	1.7%	1,078	1.2%
Secured medium-term consumer loans	1,344	1.3%	898	1.0%
Unsecured medium-term consumer loans	4,851	4.8%	3,772	4.2%
Medium-term consumer loans	6,195	6.1%	4,670	5.2%
Total past due finance receivables (1 - 30 days)	7,905	7.8%	5,748	6.4%
Past due finance receivables (31 - 60 days)
Secured medium-term consumer loans	468	0.5%	269	0.3%
Unsecured medium-term consumer loans	2,363	2.4%	2,425	2.7%
Medium-term consumer loans	2,831	2.9%	2,694	3.0%
Total past due finance receivables (31 - 60 days)	2,831	2.9%	2,694	3.0%
Past due finance receivables (61 - 90 days)
Secured medium-term consumer loans	7	0.0%	18	0.0%
Unsecured medium-term consumer loans	339	0.3%	251	0.3%
Medium-term consumer loans	346	0.3%	269	0.3%
Total past due finance receivables (61 - 90 days)	346	0.3%	269	0.3%
Total delinquent	11,082	11.0%	8,711	9.7%
Total finance receivables	$99,778	100.0%	$89,808	100.0%
Finance receivables in non-accrual status	$1,610	1.6%	$1,598	1.8%

Note 3. Related Party Transactions and Balances

There were no new significant related party transactions, or material changes to existing related party transactions, during the nine months ended September 30, 2019.

Note 4. Goodwill and Other Intangible Assets

In connection with the Restructuring, the Company recorded $11,288 in goodwill and $2,760 in intangible assets to the Retail segment, and $403 in intangible assets to the Internet segment, representing the fair values at the Restructuring date of December 12, 2018.  Please see Note 10 for additional information regarding the Restructuring.

Intangible amortization expense was $110 and $107 for the three months, and $328 and $545 for the nine months ended September 30, 2019, and 2018, respectively. There were no additional significant changes to goodwill and other intangible assets during the nine months ended September  30, 2019.

Note 5. Pledged Assets and Debt

PIK notes payable at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019			December 31, 2018
	Principal	Discount	Fair Value	Principal	Discount	Fair Value
Senior PIK notes, 10.750% interest payable in-kind, due December 2023	$292,157	$217,628	$74,529	$276,940	$216,144	$60,796
	292,157	217,628	74,529	276,940	216,144	60,796
Less current maturities	—	—	—	—	—	—
Long-term portion	$292,157	$217,628	$74,529	$276,940	$216,144	$60,796

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

	September 30,	December 31,
	2019	2018
Risk-free interest rate	1.55%	2.51%
Dividend yield	0.00%	0.00%
Expected volatility	39.70%	38.90%
Expected term (years)	4.20	4.95

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

The change in the fair value of the PIK Notes during the three months and nine months ended September 30, 2019, or $6,637 and $1,484, respectively, has been recognized in other comprehensive income as the entire change in fair value is attributable to the instrument-specific credit risk of the PIK Notes.  We measure the fair value of the PIK Notes on a quarterly basis using a similar methodology, unless there is a quoted market price that can be used instead.

Interest on the PIK Notes accrues at the rate of 10.750% per annum and is payable by increasing the principal amount of the PIK Notes. Interest is payable semiannually in arrears for the prior six-month period on June 15 and December 15 to the Holders of PIK Notes of record on the immediately preceding June 1 and December 1. Interest on the PIK Notes is accrued and recorded as accrued interest until June 15 and December 15, at which time the accrual is released and the additional principal amount is recorded. The outstanding principal amount of the PIK Notes was increased by $15,217 on June 15, 2019, in lieu of the payment of accrued interest. Accrued interest for the PIK Notes at September 30, 2019, and December 31, 2018, was $9,160 and $1,571, respectively, and is included as a current liability on the Consolidated Balance Sheet.

On December 12, 2018, in connection with the closing of the Restructuring, the Revolving Credit Agreement was simultaneously amended and restated. The Amended and Restated Revolving Credit Agreement initially allowed for borrowings of up to $42,000 and has a maturity date of June 15, 2023. Borrowings under the Amended and Restated Revolving Credit Agreement bear interest at a rate of 9.00% per annum. All borrowings under the Amended and Restated Revolving Credit Agreement are secured by substantially all of the assets of CCF OpCo, CCF Intermediate Holdings LLC, a Delaware limited liability company, the sole member of CCF OpCo and our wholly owned subsidiary and certain of CCF OpCo’s subsidiaries. The Amended and Restated Credit Agreement is guaranteed by certain subsidiaries of CCF OpCo and is eliminated upon consolidation.

Secured notes payable at September 30, 2019, and December 31, 2018, consisted of the following:

	September 30, 2019			December 31, 2018
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$40,000 Secured note payable, 9.00%, collateralized by all Guarantor Company assets, due June 2023	$40,000	$—	$40,000	$42,000	$—	$42,000
	40,000	—	40,000	42,000	—	42,000
Less current maturities	—	—	—	—	—	—
Long-term portion	$40,000	$—	$40,000	$42,000	$—	$42,000

On December 12, 2018, in connection with the Restructuring, CCF Issuer issued an aggregate principal amount of $42,000 in Secured Notes to previous holders of secured obligations. The Secured Notes bear interest at 9.00% per annum and mature on June 15, 2023. Pursuant to the Amended and Restated SPV Indenture, CCF Issuer and Community Choice Holdings each granted a pledge over all of their respective assets. CCF Issuer was also required to pledge its interests in the Amended and Restated Revolving Credit Agreement. The Amended and Restated SPV Indenture also contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock or the capital stock of our subsidiaries, make certain investments, enter into certain types of transactions with affiliates, create liens or merge with or into other companies.

On January 15, 2019, the Company repaid $2,000 of the outstanding borrowings under the Credit Agreement, and repurchased $2,000 of the Secured Notes and 7,143 Class B Common Units corresponding to the repurchased Secured Notes, with the payment allocated to the Secured Notes. The outstanding balances of the Credit Agreement and Secured Notes are $40,000 at September 30, 2019.

Subsidiary notes payable at September 30, 2019, and December 31, 2018, consisted of the following:

	September 30, 2019			December 31, 2018
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$73,000 Note, secured, 16.75%, collateralized by acquired loans, due April 2020	$73,000	$737	$72,263	$70,000	$16	$69,984
$1,425 Term note, secured, 4.25%, collateralized by financed asset, due October 2019	791	—	791	822	—	822
$1,165 Term note, secured, 4.50%, collateralized by financed asset, due May 2021	970	—	970	1,016	—	1,016
	74,761	737	74,024	71,838	16	71,822
Less current maturities	73,855	737	73,118	884	—	884
Long-term portion	$906	$—	$906	$70,954	$16	$70,938

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

The Ivy Credit Agreement was amended on March 18, 2019 to extend the maturity date to April 30, 2020 and establish an interest rate of 16.75% on the entire credit facility.  The Agreement was further amended on September 9, 2019 to increase the Company’s borrowings from $70,000 to $73,000.

The Company is in negotiations to extend the maturity date of the $1,425 term note.

Liquidity and Need for Additional Capital

The Company’s indebtedness includes $73,000 in subsidiary notes that are due in the second quarter of 2020, and its expected cash position will not be sufficient to repay this indebtedness as it becomes due. The Company is actively pursuing a further amendment to the Ivy Credit Agreement to extend the maturity beyond 2020. There is no assurance that the Company will be able to extend the maturity or otherwise refinance the Ivy Credit Agreement or the Company may be required to agree to refinancing terms that may be less favorable than the terms of the current Ivy Credit Agreement. Any amendment to or refinancing of this indebtedness could result in an even higher interest rate and may require us to comply with more burdensome restrictive covenants, which may have a material adverse effect on our business, ability to meet our payment obligations, financial condition, and results of operations. If the Company is not able to extend the maturity date of the Ivy Credit Agreement, substantial doubt may exist regarding the Company’s ability to meet its obligations and continue as a going concern.

Note 6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2019, and December 31, 2018, consisted of the following:

	September 30,	December 31,
	2019	2018
Accounts payable	$4,645	$5,594
Accrued payroll and compensated absences	9,777	7,018
Wire transfers payable	1,946	1,745
Accrual for third-party losses	3,618	4,513
Debt buyer liability	5,112	—
Unearned CSO Fees	6,126	7,510
Bill payment service liability	1,052	2,476
Lease termination	—	1,114
Other	5,216	5,452
	$37,492	$35,422

Note 7. Operating and Capital Lease Commitments and Total Rental Expense

The Company leases its facilities under various non-cancelable agreements, which require various minimum annual rentals and may also require the payment of normal common area maintenance on the properties.

All of the Company’s 509 leases are operating leases with renewal options, and are included in right-of-use assets – operating leases, current portion of operating lease obligation and noncurrent operating lease obligation on our consolidated balance sheets.  These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rates or implicit rates, when readily determinable. Short-term operating leases which have an initial term of 12 months or less are not recorded on the consolidated balance sheets.

	Three Months	Nine Months
	Ending	Ending
	September 30, 2019	September 30, 2019
Lease cost:
Operating lease cost	$4,760	$14,492
Short-term lease cost	1,032	3,147
Variable lease cost	55	92
Total lease cost	$5,847	$17,731

Other Information:
Payments included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,716	$14,333
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,335	$6,915
Weighted-average remaining lease term - operating leases	2.9 years	2.9 years
Weighted-average discount rate - operating leases	9.0%	9.0%

Future minimum lease payments for our operating leases as of September 30, 2019 were as follows:

Operating
Fiscal Years	Leases
Remaining 2019	$5,351
2020	12,988
2021	8,457
2022	4,891
2023	2,397
Thereafter	1,201
Total minimum lease payments	35,285
Less imputed interest	(4,126)
Present value of net minimum lease payments	31,159
Less current portion of operating lease obligation	(13,508)
Operating lease obligation	$17,651

Future minimum lease payments for our operating leases as of December 31, 2018, prior to the adoption of new lease guidance as described in Note 1 – “Recent Accounting Pronouncements” were as follows:

Operating
December 31,	Leases
2019	$16,344
2020	9,107
2021	5,114
2022	2,863
2023	1,001
Thereafter	408
Total minimum lease payments	$34,837

Utilities, property & casualty insurance, and repairs & maintenance expenses have been reclassified to the occupancy line item on the consolidated statements of operations and comprehensive loss.  Previously, occupancy consisted of rent, common area maintenance, and real estate tax expenses. Utilities, property & casualty insurance, and repairs & maintenance were part of other operating expenses.

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

The following table summarizes the allocation of the portfolio balance by state at September 30, 2019, and December 31, 2018:

	September 30, 2019		December 31, 2018
	Balance	Percentage of	Balance	Percentage of
State	Outstanding	Total Outstanding	Outstanding	Total Outstanding
Alabama	$11,474	11.5%	$10,328	11.5%
Arizona	11,075	11.1	10,058	11.2
California	30,532	30.6	27,302	30.4
Mississippi	8,182	8.2	6,825	7.6
Virginia	11,874	11.9	10,328	11.5
Other retail segment states	20,754	20.8	19,578	21.8
Other internet segment states	5,887	5.9	5,389	6.0
Total	$99,778	100.0%	$89,808	100.0%

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

The Company previously offered a CSO product in Ohio until April 2019 and currently offers a CSO product in Texas to assist consumers in obtaining credit with unaffiliated third-party lenders. Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $18,202 and $34,144 at September 30, 2019, and December 31, 2018, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement. The total gross finance receivables for the Ohio CSO product consist of $-0- and $30,490 in short-term and $13,847 and $303 in medium-term loans at September 30, 2019 and December 31, 2018, respectively. The total gross finance receivables for the Texas CSO product consist of $4,355 and $3,351 in short-term loans at September 30, 2019, and December 31, 2018, respectively.

The Company also has an agreement with a third-party lender to offer secured and unsecured revolving loans through the Company’s retail locations. The Company entered into a debt buying agreement with the lender whereby the Company will purchase the loans if the borrower defaults. Total gross receivables for which the Company has recorded a debt buyer liability were $26,400 as of September 30, 2019, which is partially collateralized by cash held in trust.

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

Note 10. Business Combinations

2018 Restructuring

On December 12, 2018, the Predecessor entered into the Restructuring Agreement. Substantially concurrent with the execution and delivery of, and pursuant to, the Restructuring Agreement, on December 12, 2018, Predecessor consummated a number of transactions contemplated thereby, which satisfied Predecessor’s obligation to execute a Deleveraging Transaction as required under the Victory Park Revolver and the SPV Indenture.

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

Note 11. Business Segments

The Company has elected to organize and report on its operations as two operating segments: Retail financial services and Internet financial services.

The following tables present summarized financial information for the Company’s segments:

	As of and for the Successor three months ended September 30, 2019
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$226,583		$27,381			$253,964
Goodwill	11,288		—			11,288
Other Intangible Assets	2,686		85			2,771
Total Revenues	$72,887	100.0%	$12,006	100.0%		$84,893	100.0%
Provision for Loan Losses	23,782	32.6%	7,535	62.8%		31,317	36.9%
Depreciation and Amortization	5,406	7.4%	—			5,406	6.4%
Other Operating Expenses	33,985	46.7%	1,405	11.7%		35,390	41.6%
Operating Gross Profit	9,714	13.3%	3,066	25.5%		12,780	15.1%
Interest Expense, net	8,223	11.3%	4,036	33.6%		12,259	14.4%
Depreciation and Amortization	1,398	1.9%	32	0.3%		1,430	1.7%
Other Corporate Expenses (a)	—	—	—	—	17,907	17,907	21.1%
Income (loss) from Continuing Operations, before tax	93	0.1%	(1,002)	(8.3)%	(17,907)	(18,816)	(22.1)%

(a)	Represents expenses that are not allocated between reportable segments.

	As of and for the Successor nine months ended September 30, 2019
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$226,583		$27,381			$253,964
Goodwill	11,288		—			11,288
Other Intangible Assets	2,686		85			2,771
Total Revenues	$220,406	100.0%	$33,476	100.0%		$253,882	100.0%
Provision for Loan Losses	60,554	27.5%	17,395	52.0%		77,949	30.7%
Depreciation and Amortization	18,758	8.5%	—			18,758	7.4%
Other Operating Expenses	98,472	44.7%	3,830	11.4%		102,302	40.2%
Operating Gross Profit	42,622	19.3%	12,251	36.6%		54,873	21.6%
Interest Expense, net	24,131	10.9%	11,389	34.0%		35,520	14.0%
Depreciation and Amortization	4,220	1.9%	158	0.5%		4,378	1.7%
Other Corporate Expenses (a)	—	—	—	—	52,544	52,544	20.7%
Income (Loss) from Continuing Operations, before tax	14,271	6.5%	704	2.1%	(52,544)	(37,569)	(14.7)%

(a)Represents expenses that are not allocated between reportable segments.

	As of and for the Predecessor three months ended September 30, 2018
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$158,023		$21,202			$179,225
Other Intangible Assets	80		299			379
Total Revenues	$75,643	100.0%	$12,403	100.0%		$88,046	100.0%
Provision for Loan Losses	23,014	30.4%	5,795	46.7%		28,809	32.7%
Depreciation and Amortization	1,929	2.6%	—	—%		1,929	2.2%
Other Operating Expenses	33,552	44.3%	1,713	13.8%		35,265	40.1%
Operating Gross Profit	17,148	22.7%	4,895	39.5%		22,043	25.0%
Interest Expense, net	8,333	11.0%	5,583	45.0%		13,916	15.8%
Depreciation and Amortization	982	1.3%	92	0.7%		1,074	1.2%
Loss on Debt Extinguishment (a)	—	—	—		10,832	10,832	12.3%
Other Corporate Expenses (a)	—	—	—		16,288	16,288	18.5%
Income (loss) from Continuing Operations, before tax	7,833	10.4%	(780)	(6.3)%	(27,120)	(20,067)	(22.8)%

(a)Represents expenses that are not allocated between reportable segments.

	As of and for the Predecessor nine months ended September 30, 2018
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$158,023		$21,202			$179,225
Other Intangible Assets	80		299			379
Total Revenues	$217,360	100.0%	$39,662	100.0%		$257,022	100.0%
Provision for Loan Losses	55,796	25.7%	18,471	46.6%		74,267	28.9%
Depreciation and Amortization	6,256	2.9%	—	—%		6,256	2.4%
Other Operating Expenses	101,576	46.7%	5,326	13.4%		106,902	41.6%
Operating Gross Profit	53,732	24.7%	15,865	40.0%		69,597	27.1%
Interest Expense, net	28,326	13.0%	11,387	28.7%		39,713	15.5%
Depreciation and Amortization	3,218	1.5%	278	0.7%		3,496	1.4%
Loss on Debt Extinguishment (a)	—	—	—	—	10,832	10,832	4.2%
Other Corporate Expenses (a)	—	—	—	—	51,559	51,559	20.0%
Income (loss) from Continuing Operations, before tax	22,188	10.2%	4,200	10.6%	(62,391)	(36,003)	(14.0)%

(a)Represents expenses that are not allocated between reportable segments.

Note 12. Income Taxes

The Company files a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by the individual states in which it operates. The effective tax rate for the three months and nine months ended September 30, 2019, is below the statutory rate due to the continued valuation allowance against its deferred tax assets. The Company had no liability recorded for unrecognized tax benefits at September 30, 2019, and December 31, 2018.

At September 30, 2019, the Company had gross deferred tax assets of $57,054 and a valuation allowance of $57,054. At December 31, 2018, the Company had gross deferred tax assets of $60,837, a deferred tax liability of $5,643, and a valuation allowance of $55,194. The Company maintains a full valuation allowance against its deferred tax assets as it is more likely than not that the deferred tax assets will not be realized. In evaluating whether a valuation allowance is needed for the deferred tax assets, the Company considered the ability to carry net operating losses back to prior periods, reversing taxable temporary differences, and estimates of future taxable income. There have been no credits or net operating losses that have expired. The projections were evaluated in light of past operating results and considered the risks associated with generating future taxable income due to macroeconomic conditions in the markets in which the Company operates, regulatory developments and cost containment. The Company will continue to evaluate the need for a valuation allowance against deferred tax assets in future periods and will adjust the allowance as necessary if it determines that it is more likely than not that some or all of the deferred tax assets will be realized.

Note 13. Transactions with Variable Interest Entities

The Company has limited agency agreements with unaffiliated third-party lenders. The agreements govern the terms by which the Company refers customers to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications, and commits to reimburse the lender for any loans or related fees that were not collected from such customers. As of September 30, 2019, and December 31, 2018, the outstanding amount of active consumer loans guaranteed by the Company, which represents the Company’s maximum exposure, was $18,202 and $34,144, respectively. The outstanding amount of consumer loans with unaffiliated third-party lenders consists of $4,355 and $33,841 in short-term and $13,847 and $303 in medium-term loans at September 30, 2019, and December 31, 2018, respectively. The accrual for third party lender losses related to these obligations totaled $3,618 and $4,513 as of September 30, 2019, and December 31, 2018, respectively. This obligation is recorded as a current liability on the Company’s consolidated balance sheet. The Company also has an agreement with a third-party lender to offer secured and unsecured revolving loans through the Company’s retail locations. The Company entered into a debt buying agreement with the lender whereby the Company will purchase the loans if the borrower defaults. Total gross receivables for which the Company has recorded a debt buyer liability were $26,400 as of September 30, 2019, which is partially collateralized by cash held in trust. The debt buyer liability was $5,112 as of September 30, 2019, and is recorded as a current liability on the consolidated balance sheet. The Company has determined that the lenders are Variable Interest Entities (“VIEs”) but that the Company is not the primary beneficiary of the VIEs. Therefore, the Company has not consolidated either lender.

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

Overview

We are a provider of alternative financial services to unbanked and under-banked consumers. We were formed in 2018 and continued, without interruption, the operations of our Predecessor. As a result of the Restructuring, we succeeded to the business and operations of Community Choice Financial Inc., which we refer to as our Predecessor. We provide our customers a variety of financial products and services, including short-term and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of our customers. Through our customer focused business model, we provide our customers with access to financial services through our retail locations and our websites. As of September 30, 2019, we operated 476 retail locations across 12 states and were licensed to deliver similar financial services over the internet in 29 states.

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

The Class A Common Units and Class B Common Units (which Class B Common Units represented 15.0% of the aggregate number of the issued and outstanding Common Units on December 12, 2018, subject to adjustment for any future issuances of common units (i) in consideration for the redemption of the PIK Notes (“Redemption Units”), or (ii) in connection with the issuance of any additional debt securities (“Additional Financing Units”), such that they continue to represent 15.0% of the issued and outstanding Common Units (including such Redemption Units and Additional Financing Units, but subject to dilution from any new management equity plan)) will entitle the holders thereof to voting rights (in each case, subject to the limitations in the governing documents of the Company). Following the Class C Distribution Time (as defined in our limited liability company agreement), Class C Common Units will be entitled to up to 5.0% of distributions from the Company. The Class C Common Units shall be subject to dilution from any new management equity plan and other common units and other equity interests of the Company that may be issued after the effective date of the Restructuring.

Factors Affecting Our Results of Operations

Retail Platform

The chart below sets forth certain information regarding our retail presence and number of states served via the internet as of and for the year ended December 31, 2018, and the nine months ended September  30, 2019.

	Year Ended	Nine Months Ended
	December 31,	September 30,
	2018	2019
# of Locations
Beginning of Period	489	471
Opened	—	10
Closed	18	5
End of Period	471	476

Number of states licensed for our internet operations	29	29

The following table provides the geographic composition of our physical locations as of December 31, 2018, and September 30, 2019:

	December 31,	September 30,
	2018	2019
Alabama	39	39
Arizona	28	26
California	150	149
Florida	15	15
Indiana	21	21
Kentucky	15	15
Michigan	13	13
Mississippi	48	48
Ohio	92	100
Oregon	2	2
Tennessee	22	22
Virginia	26	26
	471	476

In addition, the Company is licensed to provide internet financial services in the following states: Alabama, Alaska, California, Delaware, Florida, Hawaii, Idaho, Illinois, Indiana, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, and Wyoming.

Changes in Legislation & Regulation

On October 5, 2017, the Consumer Financial Protection Bureau (“CFPB”) released its final Payday, Vehicle Title and Certain High-Cost Installment Loan Rules (“CFPB Rule”). The CFPB Rule is being challenged in a lawsuit filed by the Community Financial Services Association (“CFSA”) of America and Consumer Service Alliance of Texas on April 9, 2018, filed in the U.S. District Court for the Western District of Texas, Austin division, which we refer to as the CFSA Litigation. The CFPB Rule was published in the Federal Register on November 17, 2017, and but for the CFPB’s February 6, 2019 proposal to rescind a portion of those  rules and a stay of the effective date of the CFPB Rules entered in the CFSA Litigation, the CFPB Rule would have become fully effective in August 2019. Further, it is possible that some or all of the CFPB Rule will be subject to legal challenge by other trade groups or other private parties. On September 17, 2019, the CFPB filed a brief with the United States Supreme Court in Seila Law LLC v. CFPB, 923 F.3d

680 (9th Cir. 2019) (petition for cert. filed June 28, 2019). In its brief, the CFPB argued that its structure is unconstitutional and urged the Supreme Court to grant certiorari.  If the Supreme Court declares the CFPB’s structure is unconstitutional, it is unclear what the effect would be on the CFPB Rule.

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

The February 6, 2019, proposal seeks also to rescind the requirement that a lender choose between the following two options:

A  “full payment test”, under which the lender must make a reasonable determination of the consumer’s ability to repay the loan in full and cover major financial obligations and living expenses over the term of the loan and the succeeding 30 days. Under this test, the lender must take account of the consumer’s basic living expenses and obtain and generally verify evidence of the consumer’s income and major financial obligations. However, in circumstances where a lender determines that a reliable income record is not reasonably available, such as when a consumer receives and spends income in cash, the lender may reasonably rely on the consumer’s statements alone as evidence of income. Further, unless a housing debt obligation appears on a national consumer report, the lender may reasonably rely on the consumer’s written statement regarding his or her housing expense. As part of the ATR determination, the CFPB Rule permits lenders and consumers in certain circumstances to rely on income from third parties, such as spouses, to which the consumer has a reasonable expectation of access, and to consider whether another person is regularly contributing to the payment of major financial obligations or basic living expenses. A 30-day cooling off period applies after a sequence of three covered short-term or longer-term balloon payment loans.

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

Ohio House Bill 123 (“HB 123”), passed out of both the Senate and the House of Representatives on July 24, 2018. HB 123 amends the General Loan Law and Small Loan Law, under which two of the Company’s Ohio subsidiaries are licensed, to prohibit loans with a term of fewer than 180-days. HB 123 also prohibits credit services organizations, such as the Company’s CSO subsidiary that operated in Ohio prior to April 28, 2019, from brokering an extension of credit if that credit is in a principal amount of less than five thousand dollars, with a term less than 180-days, and that has an annual percentage rate greater than 28%. Ohio’s Governor signed HB 123 on July 30, 2018. It became effective on or about October 30, 2018, but only applies to loans or extensions of credit made on or after April 28, 2019, at which time, the Company’s Ohio subsidiary stopped offering the Ohio CSO product. The Company is focused on generating revenue through Money Service Business offerings at its Ohio subsidiaries. Absent additional revenues generated from sales of these products, HB 123 will have a material adverse effect on the Company’s results of operations.

Product Characteristics and Mix

As the Company expands its product offerings to meet customers’ needs, the characteristics of the Company’s overall loan portfolio shift to reflect the terms of these new products. Our various lending products have different terms. Our prepaid debit card direct deposit offering may reduce our check cashing fees, however, the availability of direct deposit to the Insight prepaid card as an alternative to check cashing may extend the customer relationship. Certain products offered by third-party lenders through the Company’s retail locations may enhance fees from check cashing and bill pay services.

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

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term products typically range in size from $100 to $1,000, with a maturity between fourteen and thirty days, and an agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. Statutes vary from state-to-state permitting charging fees of 5% to 27%, to charging interest up to 25% per month. The customers repay the cash advances by making cash payments or allowing the check or preauthorized debit to be presented. Secured short-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represented 12.8% and 13.7% of short-term consumer loans at December 31, 2018, and September  30, 2019, respectively.

Medium-term consumer loans can be unsecured or secured with a maturity of three months up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000. These consumer loans vary in structure depending upon the regulatory environment where they are offered. The consumer loans are due in installments or provide for a line of credit with periodic monthly payments. Secured medium-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represented 13.7% and 15.8% of medium-term consumer loans at December 31, 2018, and September  30, 2019, respectively.

In some instances, the Company maintains debt-purchasing arrangements with third-party lenders. The Company accrues for these obligations through management’s estimation of anticipated purchases based on expected losses in the third-party lender’s portfolio. This obligation is recorded as a current liability on our balance sheet.

Total finance receivables, net of unearned advance fees and allowance for loan losses on the consolidated balance sheet as of December 31, 2018, and September 30, 2019, were $84.4 million and $82.5 million, respectively. The allowance for loan losses as of December 31, 2018, and September  30, 2019, were $3.5 million and $14.9 million, respectively. At December 31, 2018, and September  30, 2019, the allowance for loan losses was 4.0% and 15.3%, respectively, of total finance receivables, net of unearned advance fees.

Finance receivables, net as of December 31, 2018, and September 30, 2019, are as follows (in thousands):

	December 31,	September 30,
	2018	2019
Finance Receivables, net of unearned advance fees	$87,838	$97,424
Less: Allowance for loan losses	3,474	14,948
Finance Receivables, Net	$84,364	$82,476

The total changes to the allowance for loan losses for the three months and nine months ended September  30, 2018 and 2019, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
	Predecessor	Successor	Predecessor	Successor
Allowance for loan losses
Beginning of Period	$14,557	$13,449	$16,327	$3,474
Provisions for loan losses	19,763	21,000	51,102	52,029
Charge-offs, net	(18,700)	(19,501)	(51,809)	(40,555)
End of Period	$15,620	$14,948	$15,620	$14,948
Allowance as a percentage of finance receivables, net of unearned advance fees	16.0%	15.3%	16.0%	15.3%

The provision for loan losses for the three months ended September 30, 2018 and 2019, includes losses from returned items from check cashing of $1.5 million and $1.4 million, respectively, and third-party lender losses of $7.5 million and $5.0 million, respectively.  The provision for loan losses for the nine months ended September 30, 2018 and 2019, includes losses from returned items from check cashing of $3.9 million and $3.6 million, respectively, and third-party lender losses of $19.3 million and $14.1 million, respectively. The provision for loan losses for the three months and nine months ended September 30, 2019, included debt buyer liability costs of $3.9 million and $8.2 million, respectively.

In some instances, the Company guarantees loans with third-party lenders. As of December 31, 2018, and September  30, 2019, the outstanding amount of active consumer loans were $34.1 million and $18.2 million, respectively, consisting of $33.8 million and $4.4 million in short-term, and $0.3 million and $13.8 million in medium-term loans, respectively. The Company accrues for these obligations through management’s estimation of anticipated purchases based on expected losses in the third-party lender’s portfolio. This obligation is recorded as a current liability on our balance sheet and was $4.5 million and $3.6 million as of December 31, 2018, and September  30, 2019, respectively. The Company also has an agreement with a third-party lender to offer secured and unsecured revolving loans through the Company’s retail locations. The Company entered into a debt buying agreement with the lender whereby the Company will purchase the loans if the borrower defaults. Total gross receivables for which the Company has recorded a debt buyer liability were $26.4 million as of September 30, 2019, and the debt buyer liability was $5.1 million as of September 30, 2019.

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

As of September 30, 2019, the Company had a valuation allowance on its deferred tax assets as it was more likely than not that approximately $57.1 million of net deferred tax assets would not be realized in the foreseeable future. Based on a  pre-tax loss of $37.6 million for the nine months ended September  30, 2019, and the projected reversal of temporary items, the Company continues to maintain a full valuation allowance against its deferred tax assets.

Results of Operations

Three Months Ended September  30, 2019, compared to the Three Months Ended September  30, 2018

The following table sets forth key operating data for the three months ended September  30, 2019, and 2018 (dollars in thousands):

	Three Months Ended September 30,
	2018	2019			2018	2019
	Predecessor	Successor	Increase (Decrease)		Predecessor	Successor
					(Percent of Revenue)
Total Revenues	$88,046	$84,893	$(3,153)	(3.6%)	100.0%	100.0%
Operating Expenses
Salaries	17,177	18,093	916	5.3%	19.5%	21.3%
Provision for Losses	28,809	31,317	2,508	8.7%	32.7%	36.9%
Occupancy	8,926	8,931	5	0.1%	10.1%	10.5%
Advertising and Marketing	1,363	1,087	(276)	(20.2%)	1.5%	1.3%
Lease Termination	164	—	(164)	100.0%	0.2%	0.0%
Depreciation and Amortization	1,929	5,406	3,477	180.2%	2.2%	6.4%
Other Operating Expenses	7,635	7,279	(356)	(4.7%)	8.7%	8.5%
Total Operating Expenses	66,003	72,113	6,110	9.3%	75.0%	84.9%
Income from Operations	22,043	12,780	(9,263)	(42.0%)	25.0%	15.1%
Corporate and Other Expenses
Corporate Expenses	16,288	17,907	1,619	9.9%	18.5%	21.1%
Depreciation and Amortization	1,074	1,430	356	33.1%	1.2%	1.7%
Interest Expense, Net	13,916	12,259	(1,657)	(11.9%)	15.8%	14.4%
Loss on Debt Extinguishment	10,832	—	(10,832)	(100.0%)	12.3%	—
Income Tax Expense	—	6	6	100.0%	—	0.0%
Total Corporate and Other Expenses	42,110	31,602	(10,508)	(25.0%)	47.8%	37.2%
Net Loss	$(20,067)	$(18,822)	$1,245	(6.2%)	(22.8%)	(22.1%)

Operating Metrics

The following tables set forth key loan and check cashing operating data as of and for the three months ended September  30, 2019, and 2018:

	Three Months Ended
	September 30,
	2018	2019
	Predecessor	Successor
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$272,988	$275,837
Number of loan transactions (in thousands)	751	747
Average new loan size	$363	$369
Average fee per new loan	$47.61	$46.74
Loan loss provision	$11,437	$12,191
Loan loss provision as a percentage of loan volume	4.2%	4.4%
Secured loans as percentage of total at September 30th	12.6%	13.7%
Medium-term Loan Operating Data (unaudited):
Balance outstanding (in thousands)	$39,379	$39,658
Number of loans outstanding	41,828	41,481
Average balance outstanding	$941	$956
Weighted average monthly percentage rate	17.4%	18.0%
Allowance as a percentage of finance receivables	33.0%	30.9%
Loan loss provision	$8,326	$8,809
Secured loans as percentage of total at September 30th	14.0%	15.8%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$457,998	$424,855
Number of checks cashed (in thousands)	763	672
Face amount of average check	$600	$632
Average fee per check	$15.49	$19.78
Returned check expense	$1,510	$1,375
Returned check expense as a percent of face amount of checks cashed	0.3%	0.3%

Revenue

	Three Months Ended September 30,
	2018	2019			2018	2019
(dollars in thousands)	Predecessor	Successor	Increase (Decrease)		Predecessor	Successor
					(Percent of Revenue)

Short-term Consumer Loan Fees and Interest	$35,776	$34,928	$(848)	(2.4%)	40.6%	41.1%
Medium-term Consumer Loan Fees and Interest	15,312	16,123	811	5.3%	17.4%	19.0%
Credit Service Fees	19,421	12,579	(6,842)	(35.2%)	22.1%	14.8%
Check Cashing Fees	11,821	13,292	1,471	12.4%	13.4%	15.7%
Prepaid Debit Card Services	2,216	2,686	470	21.2%	2.5%	3.2%
Other Income	3,500	5,285	1,785	51.0%	4.0%	6.3%
Total Revenue	$88,046	$84,893	$(3,153)	(3.6%)	100.0%	100.0%

Total revenue for the three months ended September 30, 2019, decreased $3.2 million, or 3.6%, as compared to the same period in the prior year.   The decrease is primarily the result of the decreased credit service fees partially offset by increases in check cashing fees and other income.

Revenue from short-term consumer loan fees and interest for the three months ended September 30, 2019, decreased $0.9 million, or 2.4%, as compared to the same period in the prior year, primarily due to customers moving to a medium-term product in certain markets.

Revenue from medium-term consumer loans for the three months ended September 30, 2019, increased $0.8 million, or 5.3%, as compared to the same period in the prior year. Medium-term consumer loan revenue for the Retail segment increased by $1.3 million, or 13.0%, for the three months ended September 30, 2019, as compared to the prior year period, primarily due to customers moving to a medium-term product in a certain market.

Revenue from CSO fees for the three months ended September 30, 2019, decreased $6.8 million, or 35.2%, compared to the same period in the prior year, primarily related to the CSO product no longer offered in our Retail segment.

Revenue from check cashing fees for the three months ended September 30, 2019, increased $1.5 million, or  12.4%, compared to the same period in 2018, primarily as the result of increased check cashing related to third-party lender checks.

Other income for the three months ended September 30, 2019, increased $1.8 million, or 51.0%, compared to the same period in the prior year, primarily as the results of commissions earned related to bill pay services.

Operating Expenses

	Three Months Ended September 30,
	2018	2019			2018	2019
(dollars in thousands)	Predecessor	Successor	Increase (Decrease)		Predecessor	Successor
					(Percent of Revenue)

Salaries	$17,177	$18,093	$916	5.3%	19.5%	21.3%
Provision for Loan Losses	28,809	31,317	2,508	8.7%	32.7%	36.9%
Occupancy	8,926	8,931	5	0.1%	10.1%	10.5%
Depreciation & Amortization	1,929	5,406	3,477	180.2%	2.2%	6.4%
Lease Termination Costs	164	—	(164)	100.0%	0.2%	0.0%
Advertising & Marketing	1,363	1,087	(276)	(20.2%)	1.5%	1.3%
Bank Charges	1,873	1,701	(172)	(9.2%)	2.1%	2.0%
Store Supplies	405	366	(39)	(9.6%)	0.5%	0.4%
Collection Expenses	397	250	(147)	(37.0%)	0.5%	0.3%
Telecommunications	1,040	1,481	441	42.4%	1.2%	1.7%
Security	582	554	(28)	(4.8%)	0.7%	0.7%
License & Other Taxes	358	288	(70)	(19.6%)	0.4%	0.3%
Loss on Asset Disposal	121	53	(68)	(56.2%)	0.1%	0.1%
Verification Processes	489	613	124	25.4%	0.6%	0.7%
Other Operating Expenses	2,370	1,973	(397)	(16.8%)	2.7%	2.3%
Total Operating Expenses	66,003	72,113	6,110	9.3%	75.0%	84.9%
Income from Operations	$22,043	$12,780	$(9,263)	(42.0%)	25.0%	15.1%

Total operating expenses, net of depreciation, increased by $2.6 million, or 4.1%, for the three months ended September 30, 2019, as compared to the same period in the prior year, primarily due to the increase in the provision for loan losses.

The provision for loan losses increased as a percentage of revenue from 32.7% to 36.9% for the three months ended September 30, 2019, as compared to the same period in the prior year,  primarily as the result of recording a liability for purchasing defaulted third-party lender loans.

Depreciation increased by $3.5 million, or 180.2%, for the three months ended September 30, 2019, as compared to the prior period, primarily as a result of the $43.1 million fair value adjustment recorded for property, leasehold improvements and equipment, in connection with the 2018 restructuring.

Corporate and Other Expenses

	Three Months Ended September 30,
	2018	2019			2018	2019
	Predecessor	Successor	Increase (Decrease)		Predecessor	Successor
					(Percent of Revenue)
Corporate Expenses	$16,288	$17,907	$1,619	9.9%	18.5%	21.1%
Depreciation & Amortization	1,074	1,430	356	33.1%	1.2%	1.7%
Interest Expense, Net	13,916	12,259	(1,657)	(11.9%)	15.8%	14.4%
Loss on Debt Extinguishment	10,832	—	(10,832)	100.0%	12.3%	—
Income Tax Expense	—	6	6	100.0%	—	0.0%
Total Corporate and Other Expenses	$42,110	$31,602	$(10,508)	(25.0%)	47.8%	37.2%

Total corporate and other expenses decreased by $10.5 million, or 25.0%, and as a percentage of revenue from 47.8% to 37.2% for the three months ended September 30, 2019, as compared to the prior year’s period. This decrease is primarily related to the loss on debt extinguishment in the prior period.

Interest expense decreased by $1.7 million, or 11.9%, for the three months ended September 30, 2019, as compared to the prior year’s period. The decrease is primarily due to the amortization of deferred financing costs in the prior period.

Loss on debt extinguishment in the prior period is the result of a fee paid to terminate a credit facility and  the cost of expensing the related unamortized deferred issuance costs.

Business Segment Results of Operations for the Three Months Ended September 30, 2019, and September  30, 2018

The following tables present summarized financial information for our segments:

	As of and for the Successor three months ended September 30, 2019
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$226,583		$27,381			$253,964
Goodwill	11,288		—			11,288
Other Intangible Assets	2,686		85			2,771
Total Revenues	$72,887	100.0%	$12,006	100.0%		$84,893	100.0%
Provision for Loan Losses	23,782	32.6%	7,535	62.8%		31,317	36.9%
Depreciation and Amortization	5,406	7.4%	—			5,406	6.4%
Other Operating Expenses	33,985	46.7%	1,405	11.7%		35,390	41.6%
Operating Gross Profit	9,714	13.3%	3,066	25.5%		12,780	15.1%
Interest Expense, net	8,223	11.3%	4,036	33.6%		12,259	14.4%
Depreciation and Amortization	1,398	1.9%	32	0.3%		1,430	1.7%
Other Corporate Expenses (a)	—	—	—	—	17,907	17,907	21.1%
Income (loss) from Continuing Operations, before tax	93	0.1%	(1,002)	(8.3)%	(17,907)	(18,816)	(22.1)%

(a)	Represents expenses that are not allocated between reportable segments.

	As of and for the Predecessor three months ended September 30, 2018
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$158,023		$21,202			$179,225
Other Intangible Assets	80		299			379
Total Revenues	$75,643	100.0%	$12,403	100.0%		$88,046	100.0%
Provision for Loan Losses	23,014	30.4%	5,795	46.7%		28,809	32.7%
Depreciation and Amortization	1,929	2.6%	—	—%		1,929	2.2%
Other Operating Expenses	33,552	44.3%	1,713	13.8%		35,265	40.1%
Operating Gross Profit	17,148	22.7%	4,895	39.5%		22,043	25.0%
Interest Expense, net	8,333	11.0%	5,583	45.0%		13,916	15.8%
Depreciation and Amortization	982	1.3%	92	0.7%		1,074	1.2%
Loss on Debt Extinguishment (a)	—	—	—		10,832	10,832	12.3%
Other Corporate Expenses (a)	—	—	—		16,288	16,288	18.5%
Income (loss) from Continuing Operations, before tax	7,833	10.4%	(780)	(6.3)%	(27,120)	(20,067)	(22.8)%

(a)	Represents expenses that are not allocated between reportable segments.

Retail Financial Services

Retail financial services represented 85.9%, or $72.9 million, of consolidated revenues for the three months ended September 30, 2019, which was a decrease of $2.8 million, or 3.6%, over the prior period, primarily as a result of a decrease in credit services fees. However, revenue from medium-term consumer loan fees, revenue from check cashing, and other income for the Retail segment all increased for the three months ended September 30, 2019 over the prior period.

Internet Financial Services

For the three months ended September  30, 2019, total revenues contributed by our Internet financial services segment were $12.0 million, a decrease of $0.4 million, or 3.2%, over the prior year comparable period as the Company has not aggressively expanded new customer lending in the Internet segment.

Nine Months Ended September 30, 2019, compared to the Nine Months Ended September 30, 2018

The following table sets forth key operating data for the nine months ended September 30, 2019, and 2018 (dollars in thousands):

	Nine Months Ended September 30,
	2018	2019			2018	2019
	Predecessor	Successor	Increase (Decrease)		Predecessor	Successor
					(Percent of Revenue)
Total Revenues	$257,022	$253,882	$(3,140)	(1.2%)	100.0%	100.0%
Operating Expenses
Salaries and Benefits	51,670	52,335	665	1.3%	20.1%	20.6%
Provision for Losses	74,267	77,949	3,682	5.0%	28.9%	30.7%
Occupancy	26,559	25,877	(682)	(2.6%)	10.3%	10.2%
Advertising and Marketing	3,870	2,659	(1,211)	(31.3%)	1.5%	1.0%
Lease Termination	730	—	(730)	(100.0%)	0.3%	0.0%
Depreciation and Amortization	6,256	18,758	12,502	199.8%	2.4%	7.4%
Other Operating Expenses	24,073	21,431	(2,642)	(11.0%)	9.4%	8.4%
Total Operating Expenses	187,425	199,009	11,584	6.2%	72.9%	78.4%
Income from Operations	69,597	54,873	(14,724)	(21.2%)	27.1%	21.6%
Corporate and Other Expenses
Corporate Expenses	51,559	52,544	985	1.9%	20.0%	20.7%
Depreciation and Amortization	3,496	4,378	882	25.2%	1.4%	1.7%
Interest Expense, Net	39,713	35,520	(4,193)	(10.6%)	15.5%	14.0%
Loss on Debt Extinguishment	10,832	—	(10,832)	(100.0%)	4.2%	—
Income Tax Expense	—	23	23	100.0%	—	0.0%
Total Corporate and Other Expenses	105,600	92,465	(13,135)	(12.4%)	41.1%	36.3%
Net Loss	$(36,003)	$(37,592)	$(1,589)	(4.4%)	(14.0%)	(14.7%)

Operating Metrics

The following tables set forth key loan and check cashing operating data as of and for the nine months ended September 30, 2019, and 2018:

	Nine Months Ended
	September 30,
	2018	2019
	Predecessor	Successor
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$781,230	$773,369
Number of loan transactions (in thousands)	2,147	2,116
Average new loan size	$364	$365
Average fee per new loan	$47.54	$47.05
Loan loss provision	$28,295	$28,829
Loan loss provision as a percentage of loan volume	3.6%	3.7%
Secured loans as percentage of total at September 30th	12.6%	13.7%
Medium-term Loan Operating Data (unaudited):
Balance outstanding (in thousands)	$39,379	$39,658
Number of loans outstanding	41,828	41,481
Average balance outstanding	$941	$956
Weighted average monthly percentage rate	17.4%	18.0%
Allowance as a percentage of finance receivables	33.0%	30.9%
Loan loss provision	$22,807	$23,200
Secured loans as percentage of total at September 30th	14.0%	15.8%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$1,371,385	$1,288,141
Number of checks cashed (in thousands)	2,276	2,034
Face amount of average check	$603	$633
Average fee per check	$15.41	$18.97
Returned check expense	$3,901	$3,641
Returned check expense as a percent of face amount of checks cashed	0.3%	0.3%

Revenue

	Nine Months Ended September 30,
	2018	2019			2018	2019
	Predecessor	Successor	Increase (Decrease)		Predecessor	Successor
					(Percent of Revenue)

Short-term Consumer Loan Fees and Interest	$102,062	$99,583	$(2,479)	(2.4%)	39.7%	39.2%
Medium-term Consumer Loan Fees and Interest	46,268	46,930	662	1.4%	18.0%	18.5%
Credit Service Fees	56,108	47,373	(8,735)	(15.6%)	21.8%	18.7%
Check Cashing Fees	35,075	38,586	3,511	10.0%	13.7%	15.2%
Prepaid Debit Card Services	6,675	8,582	1,907	28.6%	2.6%	3.4%
Other Income	10,834	12,828	1,994	18.4%	4.2%	5.0%
Total Revenue	$257,022	$253,882	$(3,140)	(1.2%)	100.0%	100.0%

Total revenue for the nine months ended September  30, 2019, decreased $3.1 million, or 1.2%, as compared to the same period in the prior year. However, total revenue for the Retail segment increased $3.0 million, or 1.4%, for the nine months ended September 30, 2019 as compared to the prior period.

Revenue from short-term consumer loan fees and interest for the nine months ended September  30, 2019, decreased $2.5 million, or 2.4%, as compared to the same period in the prior year, primarily due to customers moving to a medium-term product in certain markets.

Revenue from medium-term consumer loans for the nine months ended September  30, 2019, increased $0.7 million, or 1.4%, as compared to the same period in the prior year. The increase is primarily due to customers moving to a medium-term product in certain markets.

Revenue from credit service fees for the nine months ended September  30, 2019, decreased $8.7 million, or 15.6%, compared to the same period in the prior year, primarily related to the CSO product no longer offered in our Retail segment.

Revenue from check cashing fees for the nine months ended September 30, 2019, increased $3.5 million, or 10.0%, compared to the same period in 2018, primarily as the result of increased check cashing related to third-party lender checks.

Revenue from prepaid debt card services for the nine months ended September  30, 2019, increased $1.9 million, or 28.6%, compared to the same period in 2018, primarily due to an increase in the commission earned on card services.

Other income for the nine months ended September 30, 2019, increased $2.0 million, or 18.4%, compared to the same period in 2018, primarily as the result of commissions earned for bill pay services.

Operating Expenses

	Nine Months Ended September 30,
	2018	2019			2018	2019
	Predecessor	Successor	Increase (Decrease)		Predecessor	Successor
					(Percent of Revenue)

Salaries	$51,670	$52,335	$665	1.3%	20.1%	20.6%
Provision for Loan Losses	74,267	77,949	3,682	5.0%	28.9%	30.7%
Occupancy	26,559	25,877	(682)	(2.6%)	10.3%	10.2%
Depreciation & Amortization	6,256	18,758	12,502	199.8%	2.4%	7.4%
Lease Termination Costs	730	—	(730)	(100.0%)	0.3%	0.0%
Advertising & Marketing	3,870	2,659	(1,211)	(31.3%)	1.5%	1.0%
Bank Charges	5,426	5,327	(99)	(1.8%)	2.1%	2.1%
Store Supplies	1,174	1,139	(35)	(3.0%)	0.5%	0.4%
Collection Expenses	1,532	828	(704)	(46.0%)	0.6%	0.3%
Telecommunications	4,024	4,212	188	4.7%	1.6%	1.7%
Security	1,833	1,729	(104)	(5.7%)	0.7%	0.7%
License & Other Taxes	1,104	924	(180)	(16.3%)	0.4%	0.4%
Loss on Asset Disposal	391	126	(265)	(67.8%)	0.2%	0.0%
Verification Processes	2,473	1,847	(626)	(25.3%)	1.0%	0.7%
Other Operating Expenses	6,116	5,299	(817)	(13.4%)	2.3%	2.2%
Total Operating Expenses	187,425	199,009	11,584	6.2%	72.9%	78.4%
Income from Operations	$69,597	$54,873	$(14,724)	(21.2%)	27.1%	21.6%

Total operating expenses, net of depreciation, for the nine months ended September  30, 2019, decreased $1.0 million, or 0.5%, compared to the same period in the prior year, primarily due to the increase in provision for loan losses being offset by decreases in most operating expense categories. Income from operations, net of depreciation, decreased $2.2 million, or 2.9%, for the nine months ended September  30, 2019, as compared to the same period in the prior year.

The provision for loan losses increased by $3.7 million, or 5.0%, for the nine months ended September  30, 2019, as compared to the same period in the prior year primarily as the result of recording a liability for purchasing defaulted third-party lender loans.

Depreciation increased by $12.5 million, or 199.8%, for the nine months ended September  30, 2019, as compared to the prior period, primarily as a result of the $43.1 million fair value adjustment recorded for property, leasehold improvements and equipment, in connection with the 2018 restructuring.

Corporate and Other Expenses

	Nine Months Ended September 30,
	2018	2019			2018	2019
(dollars in thousands)	Predecessor	Successor	Increase (Decrease)		Predecessor	Successor
					(Percent of Revenue)
Corporate Expenses	$51,559	$52,544	$985	1.9%	20.0%	20.7%
Depreciation & Amortization	3,496	4,378	882	25.2%	1.4%	1.7%
Interest Expense, Net	39,713	35,520	(4,193)	(10.6%)	15.5%	14.0%
Loss on Debt Extinguishment	10,832	—	(10,832)	100.0%	4.2%	—
Income Tax Expense	—	23	23	(100.0%)	—	0.0%
Total Corporate and Other Expenses	$105,600	$92,465	$(13,135)	(12.4%)	41.1%	36.3%

Total corporate and other expenses decreased by $13.1 million, or 12.4%, and as a percentage of revenue from 41.1% to 36.3% for the nine months ended September 30, 2019, as compared to the prior year’s period. This decrease is primarily due to the loss on debt extinguishment in the prior year, and the decrease in interest expense.

Interest expenses decreased by $4.2 million, or 10.6%, for the nine months ended September  30, 2019, as compared to the prior year’s period. The decrease is primarily due to the amortization of deferred financing costs being lower in the current period.

The loss on debt extinguishment in the prior year is the result of a fee paid to terminate a credit facility and the cost to expensing the related unamortized deferred issuance costs.

Business Segment Results of Operations for the Nine Months Ended September  30, 2019, and September  30, 2018

The following tables present summarized financial information for our segments:

	As of and for the Successor nine months ended September 30, 2019
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$226,583		$27,381			$253,964
Goodwill	11,288		—			11,288
Other Intangible Assets	2,686		85			2,771
Total Revenues	$220,406	100.0%	$33,476	100.0%		$253,882	100.0%
Provision for Loan Losses	60,554	27.5%	17,395	52.0%		77,949	30.7%
Depreciation and Amortization	18,758	8.5%	—			18,758	7.4%
Other Operating Expenses	98,472	44.7%	3,830	11.4%		102,302	40.2%
Operating Gross Profit	42,622	19.3%	12,251	36.6%		54,873	21.6%
Interest Expense, net	24,131	10.9%	11,389	34.0%		35,520	14.0%
Depreciation and Amortization	4,220	1.9%	158	0.5%		4,378	1.7%
Other Corporate Expenses (a)	—	—	—	—	52,544	52,544	20.7%
Income (Loss) from Continuing Operations, before tax	14,271	6.5%	704	2.1%	(52,544)	(37,569)	(14.7)%

(a)	Represents expenses that are not allocated between reportable segments.

	As of and for the Predecessor nine months ended September 30, 2018
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$158,023		$21,202			$179,225
Other Intangible Assets	80		299			379
Total Revenues	$217,360	100.0%	$39,662	100.0%		$257,022	100.0%
Provision for Loan Losses	55,796	25.7%	18,471	46.6%		74,267	28.9%
Depreciation and Amortization	6,256	2.9%	—	—%		6,256	2.4%
Other Operating Expenses	101,576	46.7%	5,326	13.4%		106,902	41.6%
Operating Gross Profit	53,732	24.7%	15,865	40.0%		69,597	27.1%
Interest Expense, net	28,326	13.0%	11,387	28.7%		39,713	15.5%
Depreciation and Amortization	3,218	1.5%	278	0.7%		3,496	1.4%
Loss on Debt Extinguishment (a)	—	—	—	—	10,832	10,832	4.2%
Other Corporate Expenses (a)	—	—	—	—	51,559	51,559	20.0%
Income (loss) from Continuing Operations, before tax	22,188	10.2%	4,200	10.6%	(62,391)	(36,003)	(14.0)%

(a)	Represents expenses that are not allocated between reportable segments.

Retail Financial Services

Retail financial services represented 86.8%, or $220.4 million, of consolidated revenues for the nine months ended September  30, 2019, which was an increase of $3.0 million, or 1.4%, over the prior period. Revenue from Retail segment medium-term consumer loan fees increased by $5.2 million, or 18.3%, for the nine months ended September 30, 2019, compared to the prior period.

Internet Financial Services

For the nine months ended September  30, 2019, total revenues contributed by our Internet segment was $33.5 million, a decrease of $6.2 million, or 15.6%, over the prior year comparable period.

Nine Month Cash Flow Analysis

The table below summarizes our cash flows for the nine months ended September 30, 2019, and 2018.

	Nine Months Ending September 30,
	2018	2019
(in thousands)	Predecessor	Successor
Net Cash Provided by Operating Activities	$61,986	$85,725
Net Cash Used in Investing Activities	(67,248)	(80,875)
Net Cash Used in Financing Activities	(10,816)	(552)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	$(16,078)	$4,298

Cash Flows from Operating Activities.    Net cash provided by operating activities for the nine months ended September  30, 2019 and 2018, were $85.8 million and $62.0 million, respectively. Net income, net of the non-cash impact of the provision for loan losses, loss on debt extinguishment, depreciation, and interest on PIK notes was $86.2 million and $58.3 million for the nine months ended September 30, 2019 and 2018, respectively.

Cash Flows from Investing Activities.  The $13.6 million increase in net cash used in investing activities for the nine months ended September 30, 2019, as compared to the nine months ended September  30, 2018, is primarily due to $14.0 million more in loan originations.

Cash Flows from Financing Activities.  The $10.3 million decrease in net cash used in financing activities for the nine months ended September  30, 2019, as compared to the nine months ended September  30, 2018, is primarily due to a $10.4 million decrease in debt issuance costs.

Liquidity and Capital Resources

Capital Expenditures

During the nine months ended September  30, 2018 and 2019, the Company spent $5.1 million and $4.8 million, respectively, on capital expenditures primarily for maintenance on certain retail locations.

Seasonality

Our business is seasonal based on the liquidity and cash flow needs of our customers. Customers receive tax refund checks in the first calendar quarter of each year which may result in higher collections and may increase check cashing. We typically see our loan portfolio decline in the first quarter as a result of the consumer liquidity created through income tax refunds. Following the first quarter, we typically see our loan portfolio expand through the remainder of the year with the third and fourth quarters showing the strongest loan demand due to the holiday season.

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

The non-guarantor and unrestricted subsidiaries, created to acquire loans from the retail and internet portfolios in connection with the Restructuring on December 12, 2018, entered into an amendment to increase our borrowings under the Ivy Credit Agreement from $63.5 million to $70.0 million. The Ivy Credit Agreement was further amended on March 18, 2019, to extend the maturity date to April 30, 2020, and establish an interest rate of 16.75% on the entire credit facility. The amendment allows for additional short term loans within the borrowing base and includes covenants addressing daily minimum cash and asset coverage tests, dividend limits, weekly operational reporting requirements, borrowing base reporting, and a monthly consolidated EBITDA test.  The Agreement was amended on September 9, 2019, to increase our borrowing from $70.0 million to $73.0 million

On July 19, 2014, a guarantor subsidiary of the Company entered in to a $1.4 million term note with a nonrelated entity for the acquisition of a share of an airplane. We recorded our $1.1 million share of the joint note, but both parties are joint and severally liable. The joint note had an outstanding balance of $1.1 million at September  30, 2019 and our share of the note was $0.8 million.

On May 24, 2016, a guarantor subsidiary of the Company entered into a $1.2 million term note for a fractional share of an airplane, and the note had an outstanding balance of $1.0 million as of September  30, 2019.

As a result of the 2018 Restructuring, the Company issued $276.9 million of senior PIK notes. The PIK notes accrue interest at 10.75% which is satisfied semi-annually by increasing the principal amount of the PIK notes. The PIK notes had an outstanding principal balance of $292.2 million at September 30, 2019 and are presented at their fair value of $74.5 million on the consolidated balance sheet.

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

Loan Portfolio

As of September 30, 2019, we were licensed to offer loans in 32 states. We have established a loan loss allowance in respect of our loans receivable at a level that our management believes to be adequate to absorb known or probable losses from loans made by us and accruals for losses in respect of loans made by third parties that we guarantee. Our policy for determining the loan loss allowance is based on historical experience, as well as our management’s review and analysis of the payment and collection of the loans within prior periods. All loans and services, regardless of type, are made in accordance with state regulations, and, therefore, the terms of the loans and services may vary from state-to-state. Loan fees and interest are earned on loans. Products which allow for an upfront fee are recognized over the loan term. Other products’ interest is earned over the term of the loan.

As of September  30, 2019, and December 31, 2018, our total finance receivables net of unearned advance fees was approximately $97.4 million and $87.8 million, respectively.

Off-Balance Sheet Arrangements

In certain markets, we arrange for consumers to obtain consumer loan products from one of several independent third-party lenders whereby we act as a facilitator. For consumer loan products originated by third-party lenders under these programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company will guarantee such loans. When a consumer executes an agreement with the Company under these programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. As of September 30, 2019, and December 31, 2018, the outstanding amount of active consumer loans guaranteed by the Company was $18.2 million and $34.1 million, respectively. The outstanding amount of active consumer loans for Ohio consist of $-0- million and $30.5 million in short-term and $13.8 million and $0.3 million in medium-term loans at September  30, 2019 and December 31, 2018, respectively. The outstanding amount of active consumer loans for Texas consist of $4.4 million and $3.4 million in short-term loans at September  30, 2019 and December 31, 2018, respectively. The accrual for third party loan losses, which represents the estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company, was $3.6 million and $4.5 million as of September  30, 2019, and December 31, 2018, respectively. The Company also has an agreement with a third-party lender to offer secured and unsecured revolving loans through the Company’s retail locations. The Company entered into a debt buying agreement with the lender whereby the Company will purchase the loans if the borrower defaults. Total gross receivables for which the Company has recorded a debt buyer liability were $26.4 million as of September 30, 2019, which is partially collateralized by cash held in trust, and the debt buyer liability was $5.1 million as of September 30, 2019.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September  30, 2019, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by GAAP.

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

As of September  30, 2019, we had $406.9 million of indebtedness, none of which is subject to variable interest rates.  However, we may enter into variable rate indebtedness in the future.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September  30, 2019.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, during the quarter ended September  30, 2019, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS.

With the exception of the following risk factors, there have been no material changes with respect to the risk factors disclosed under the heading “Risk Factors” beginning on page 11 of our offering prospectus filed with the SEC on July 19, 2019 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, which information is incorporated herein by reference.

We may be unable to refinance the Ivy Credit Agreement before it matures on April 30, 2020 or the refinancing terms may be less favorable than the terms of the current Ivy Credit Agreement. If we are unable to refinance this indebtedness on the same or similar terms and/or otherwise secure additional capital, it may have a material adverse effect on our business, financial condition and results of operations.

Our subsidiary, CCF OpCo LLC, entered into an amendment to the Amended and Restated Loan and Security Agreement, dated as of April 25, 2017 (as amended, modified or supplemented from time to time, the “Ivy Credit Agreement”) pursuant to which, among other things, our borrowings under the Ivy Credit Agreement were increased from $63,500,000 to $70,000,000. The agreement was further amended in September 2019 to increase our borrowings to $73,000,000. In addition, the Ivy Credit Agreement was amended on March 18, 2019, to extend the maturity date to April 30, 2020, and establish an interest rate of 16.75% on the entire credit facility.

We are actively pursuing a further amendment to the Ivy Credit Agreement to extend the maturity beyond 2020.  There is no assurance that we will be able to extend the maturity or otherwise refinance the Ivy Credit Agreement or we may be required to agree to refinancing terms that may be less favorable than the terms of the current Ivy Credit Agreement. Any amendment to or refinancing of this indebtedness could result in an even higher interest rate and may require us to comply with more burdensome restrictive covenants, which may have a material adverse effect on our business, ability to meet our payment obligations, financial condition, and results of operations.

In addition, if we are unable to secure an extension or refinancing of the Ivy Credit Agreement, we may not have sufficient capital to repay our obligations thereunder.  Any default under the Ivy Credit Agreement could, in turn, result in a default and acceleration of our other outstanding debt obligations, which would have a further material adverse effect on our business, ability to meet our payment obligations, financial condition, and results of operations.

Recently passed legislation in California is expected to go into effect on January 1, 2020, and may have a significant impact on our California operations and a material adverse effect on our consolidated results of operations.

The California State Assembly concurred with Senate amendments to Assembly Bill 539 (“AB 539”), on September 13, 2019.  AB 539 was then signed by the Governor on October 10, 2019.  AB 539 amends the California Financing Law, under which two of our California subsidiaries are licensed, to prohibit lenders on closed-end loans with principal amounts between $2,500 and $10,000 from charging greater than 36% APR.  AB 539 also imposes a number of other credit reporting and educational requirements on lenders.  AB 539 will become effective on January 1, 2020, but would only apply to loans or extensions of credit made after that date. We are considering product alternatives that could be offered by our California operating subsidiaries. Absent product alternatives, AB 539 will have a material adverse effect on our results of operations.

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
101

Interactive Data File:

(i) Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018; (ii) Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended September  30, 2019 (unaudited) and September  30, 2018 (unaudited); (iii) Consolidated Statement of Stockholders’ Equity for the Three Months and Nine Months Ended September  30, 2018 (unaudited); (iv) Consolidated Statement of Members’ Equity for the Three Months and Nine Months Ended September  30. 2019 (unaudited); (v) Consolidated Statements of Cash Flows for the Nine Months Ended September  30, 2019 (unaudited) and September  30, 2018 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited)—submitted herewith pursuant to Rule 406T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2019

CCF Holdings LLC and Subsidiaries (registrant)

/s/ MICHAEL DURBIN
Michael Durbin
Chief Financial Officer
Principal Financial and
Principal Accounting Officer