Form 10-K
period 2019-12-31
CCF Holdings LLC
filed 2020-03-12
CIK 1766682

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 333-231069

CCF HOLDINGS LLC

(Exact name of registrant as specified in its charter)

Ohio	83-2704255
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

5165 Emerald Parkway, Suite 100, Dublin, Ohio	43017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (800)  837-0381

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ×  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

There is no market for the registrant’s equity. As of December 31, 2019, there were 992,857 units outstanding.

As used in this Annual Report on Form 10-K, the “Company,” “CCF,” “we,” “us,” and “our” refer to CCF Holdings, LLC and its consolidated subsidiaries.

Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to:

•	the Company’s expected future results of operations;
•	economic conditions;
•	the Company’s business and growth strategy;
•	fluctuations in quarterly operating results;
•	statements as to liquidity and compliance with debt covenants;
•	the effects of terrorist attacks, war and the economy on the Company’s business;
•	estimates of intangible asset impairments and amortization expense of customer relationships and other intangible assets;
•	the effects of legal proceedings, regulatory investigations and tax examinations;
•	the effect of regulations impacting the Company’s business;
•	the effects of new accounting pronouncements and changes in accounting guidance; and
•	statements as to trends or the Company’s or management’s beliefs, expectations and opinions.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements. These statements are based on assumptions and assessments made by the Company’s management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees of the Company’s future performance and are subject to risks and uncertainties and may be affected by various factors that may cause actual results, developments and business decisions to differ materially from those in the forward-looking statements. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include:

•	risks related to our ability to restructure or refinance its current indebtedness on commercially reasonable terms, if at all;
•	risks related to our ability to meet liquidity needs;
•	risks related to changes in or new government regulations;
•	risks related to our substantial indebtedness, its ability to service such debt and its ability to comply with debt covenants;
•	risks related to litigation, regulatory investigations and tax examinations;
•	risks related to negative perception of our business;
•	risks related to our ability to grow internally;
•	risks related to our ability to compete;
•	risks related to our ability to incur additional debt;
•	risks related to our ability to execute fully on cost savings initiatives;
•	risks related to fluctuations in quarterly operating results and cashflow;
•	the risk that we will not be able to improve margins;
•	risks related to the discontinuance of banking or merchant processing relationships;
•	risks related to impairment of goodwill and other intangible assets;
•	risks related to our ability to attract new customers;
•	risks related to our concentration in certain markets;
•	risks related to our reliance on third party product or service providers;
•	risks related to our use of and reliance on consumer credit information and errors in our underwriting models;
•	risks related to our dependence on senior management;
•	risks related to security and privacy breaches;
•	risks associated with technology;
•	risks related to the availability of qualified employees;
•	risks related to reliance on independent telecommunications service providers;
•	risks related to possible future terrorist attacks;
•	risks related to natural disasters or the threat or outbreak of war or hostilities;
•	risks that our noteholders’ interest may conflict with the interests of other investors;
•	risks that our business may suffer if our trademarks or service marks are infringed;

•

risks that our insurance coverage limits are inadequate, or increases in our insurance costs impact profitability or we suffer losses due to one or more of our insurance carriers defaulting on their obligations; and

•	risks that adverse real estate market fluctuations could affect our profits.

We can give no assurance that any of the events anticipated by the forward-looking statements will occur or, if any of them do occur, what impact they will have on our results of operations and financial condition. We disclaim any intent or obligation to publicly update or revise any forward-looking statements, regardless of whether new information becomes available, future developments occur or otherwise. For additional information concerning the risks that affect us, see “Part I. — Item 1A. Risk Factors” of this Report on Form 10-K.

PART I

ITEM 1.BUSINESS

Overview

CCF Holdings, LLC (the “Company,” “CCF,” or “we”) is a provider of alternative financial services to unbanked and under‑banked consumers. The Company was formed in 2018 and began operations upon the closing of the Restructuring (as defined below). As a result of the Restructuring, the Company succeeded to the business and operations of Community Choice Financial Inc., which we refer to as our Predecessor. We provide our customers a variety of financial products and services, including short‑term and medium‑term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of our customers. Through our customer focused business model, we provide our customers immediate access to financial services through our retail locations and our website. As of December 31, 2019, we operated 484 retail locations across 12 states and were licensed to deliver similar financial services over the internet in 28 states.

Our retail business model provides a broad array of financial products and services whether through a retail location or over the internet, whichever distribution channel satisfies the target customer’s needs. We want to achieve a superior level of customer satisfaction, resulting in increased market penetration and value creation. An important part of our retail model is investing in and creating a premier brand presence, supported by a well‑trained and motivated workforce with the aim of enhancing the customer’s experience, generating increased traffic and introducing our customers to our diversified set of products.

The 2018 Restructuring

On December 12, 2018, the Predecessor entered into an agreement (the “Restructuring Agreement”), with (a) CCF OpCo LLC, a Delaware limited liability company (“CCF OpCo”), (b) the Company, (c) CCF Intermediate Holdings LLC, a Delaware limited liability company (“CCF Intermediate”), (d) certain of Predecessor’s direct and indirect subsidiaries, (e) certain noteholders under (i) the Indenture, dated as of April 29, 2011 (as amended, modified or supplemented from time to time, the “2019 Indenture”), by and among the Predecessor, the subsidiary guarantors party thereto, Computershare Trust Company, N.A. and Computershare Trust Company of Canada, together as indenture trustee (the “Indenture Trustee”), and Computershare Trust Company, N.A., as collateral agent (in such capacity, the

“Collateral Agent”) governing Predecessor’s 10.75% senior secured notes due May 1, 2019 (the “2019 Notes”), (ii) the Indenture, dated as of July 6, 2012 (as amended, modified or supplemented from time to time, the “2020 Indenture”, and together with the 2019 Indenture, the “Existing Indentures”), by and among Predecessor, the subsidiary guarantors party thereto, the Indenture Trustee and the Collateral Agent, governing Predecessor’s 12.75% senior secured notes due May 1, 2020 (the “2020 Notes”), and (iii) the Indenture, dated as of September 6, 2018 (as amended, modified or supplemented from time to time, the “SPV Indenture”), by and among one of the Predecessor’s subsidiaries, Community Choice Financial Issuer, LLC, a Delaware limited liability company (“CCF Issuer”), the guarantor party thereto, and Computershare Trust Company, N.A, as indenture trustee (in such capacity, the “SPV Trustee”) and collateral agent (in such capacity, the “SPV Collateral Agent”) governing CCF Issuer’s 9.00% senior secured notes due September 6, 2020 (the “Secured Notes”), (f) certain investment funds associated with Diamond Castle Holdings and Golden Gate Capital (each, a “Sponsor,” and collectively, the “Sponsors”) and (g) CCF Issuer as revolving lender (the “Revolving Lender”) under the Amended and Restated Credit Agreement, dated as of September 6, 2018 (as amended, modified, supplemented, or otherwise restated from time to time, the “Revolving Credit Agreement”), by and among CCF OpCo, CCF Intermediate, the subsidiary guarantors party thereto, GLAS Trust Company LLC as administrative agent, and the Revolving Lender.

Substantially concurrent with the execution and delivery of, and pursuant to, the Restructuring Agreement, on December 12, 2018 (the “Closing Date”) the Predecessor consummated a number of transactions contemplated thereby (the “Restructuring”), which satisfied Predecessor’s obligation to execute a Deleveraging Transaction (as defined in the Revolving Credit Agreement) under the Credit Agreement and the SPV Indenture.

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

As a result of the strict foreclosure, all obligations represented by the 2019 Notes and 2020 Notes were extinguished, and holders of the 2019 Notes and 2020 Notes received a pro rata share of $276.9 million of the newly issued 10.750% Senior PIK Notes due 2023

(the “PIK Notes”) and 850,000 Class A common limited liability company units (“Class A Common Units”) issued by the Company. Additionally, the holders of Secured Notes received their pro rata share of 150,000 Class B common limited liability company units (“Class B Common Units”) issued by the Company, and Predecessor’s existing equity holders, including the Sponsors, are entitled to receive a pro rata share of up to 52,632 of the Company’s Class C common limited liability company units (“Class C Common Units”). Furthermore, we may in the future issue Class M common limited liability company units (“Class M Common Units” and together with Class A Common Units, Class B Common Units and Class C Common Units, the “Common Units”) pursuant to an equity incentive plan. In connection with the Restructuring, the SPV Indenture was amended and restated to, among other things, extend the maturity date of the Secured Notes from September 6, 2020, to June 15, 2023.

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

Our Customers

We serve a large and growing demographic group of customers by providing services to help them manage their day‑to‑day financial needs. Our customers are primarily working‑class, middle‑income individuals.

Our customers generally are underserved or unserved by the traditional banking system and choose alternative solutions to gain convenient and immediate access to cash, consumer loans, prepaid debit cards, money transfers, bill payments, insurance, and money orders. We believe that our customers use our financial services because they are quick, convenient and, in many instances, more affordable than available alternatives. Additionally, we provide them with a safe, welcoming environment to use our services.

Locations and Operations

The following map illustrates the geography of our licensed operations as of December 31, 2019.

Geographic Footprint

WA
OR
2
ID
ND
MN
WI
MI
13
RI
WY
NV
UT
CA
148
IN
21
OH
111
DE
KS
MO
KY
15
VA
26
AZ
26
NM
OK
TN 21
SC
MS
48
AL
39
TX
LA
FL
14
AK
HI
Storefront & internet
Internet only
Storefront only

We typically locate our stores in highly visible and accessible locations, such as shopping centers and free‑standing buildings in high-traffic shopping areas. Other nearby retailers are typically grocery stores, restaurants, drug stores and discount stores. While we have owned stores in the past, all of our stores are currently leased. We currently operate stores under the following brands:

•	CheckSmart;

•	California Check Cashing Stores;

•	Cash 1 (pursuant to a license agreement);

•	Cash & Go;

•	First Virginia;

•	Community Choice Financial; and

•	Easy Money.

To complement our retail stores, we are licensed to offer financial services through our internet operations in Alabama, Alaska, California, Delaware, Florida, Hawaii, Idaho, Indiana, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, and Wyoming.

The following table sets forth certain information with respect to our stores and internet operations for the three-year period ended December 31, 2019:

	December 31,	December 31,	December 31,
	2017	2018	2019
# of Locations
Beginning of Period	518	489	471
Opened (a)	47	—	23
Closed	76	18	10
End of Period	489	471	484

Number of states licensed for our internet operations	30	29	28

(a) Includes leases assumed from unrelated entities that terminated their business operations.

Products and Services

We offer several convenient, fee-based services to meet the needs of our customers, including short-term and medium-term consumer loans, check cashing, prepaid debit cards, money transfers, bill payments, money orders, tax preparation, auto insurance, motor vehicle registration services and other ancillary retail financial services.

Our business is seasonal based on the liquidity and cash flow needs of our customers.  See “Seasonality” on page 67 for a further discussion of this seasonal effect.

Consumer Loans.  We offer a variety of consumer loan products and services which our customers find to be convenient, transparent and lower-cost alternatives to other, more expensive options, such as incurring returned item fees, credit card late fees, overdraft or overdraft protection fees, utility late payments, disconnect and reconnect fees and other charges imposed by other financing sources when they do not have sufficient funds to cover unexpected expenses or other needs.  Our customers often have limited access to more traditional sources of consumer credit, such as credit cards.

The specific consumer loan products we offer vary by location, but generally include the following types of consumer loans:

•Short-Term Consumer Loans.  Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short‑term products are consumer loans that typically range in size from $100 to $1,000, the amount of the loan offered is typically dictated by state law and differs from state to state. We use proprietary underwriting criteria to determine the appropriate loan offer for an individual customer, which loan amount will never be less than the minimum or exceed the maximum allowed by state law. A short‑term loan customer receives cash proceeds, typically in exchange for a post‑dated personal check or a pre‑authorized debit from his or her bank account. We offer this product over the internet and in 326 of our 484 stores. We, as the lender, agree to defer deposit of the check or initiation of the debit from the customer’s bank account until the mutually agreed upon due date, which typically falls near the customer’s next payday. Principal amounts of our short‑term consumer loans averaged approximately $364 and $368 during 2018 and 2019, respectively. Fees charged vary from state to state, generally ranging from $5 to $27 per $100 borrowed. Secured short‑term products are asset‑based loans whereby the customer obtains cash and grants a security interest in collateral, such as a check or a motor vehicle title, which may be perfected as a lien on the collateral. Secured loans with a maturity of 90 days or less represented 12.8% and 14.2%, respectively, of short‑term consumer loans at December 31, 2018 and 2019.

•Medium-Term Consumer Loans.  In meeting our customers’ financial needs, we also offer unsecured and secured medium‑term consumer loans. Principal amounts of unsecured medium‑term products typically range from $100 to $5,000. The principal amount offered to the customer is determined by state law, which differs from state to state, and the amount for which the individual customer qualified based on that customer’s financial circumstances. These loans have maturities between three months and 36 months. These consumer loans vary in their structure in order to conform to the specific regulatory requirements of the various jurisdictions in which they are offered. The consumer loans may have an installment repayment plan or provide for a line of credit with periodic monthly payments. We offer or service these consumer loans over the internet and in 308 of our 484 stores. Secured medium‑term products typically range from $750 to $5,000 and are asset‑based consumer loans whereby the customer obtains cash and grants a security interest in collateral, such as a motor vehicle title, which may be perfected as a lien on collateral. Secured consumer loans with a maturity greater than 90 days represented 13.7% and 15.4%, respectively, of medium‑term consumer loans at December 31, 2018 and 2019.

Our consumer loan products are authorized by statute or rule in the various states in which we offer them and are subject to extensive regulation. The scope of that regulation, including the terms on which consumer loans may be made, varies by jurisdiction. The states in which we offer consumer loan products generally regulate the maximum allowable fees and other charges to consumers and the maximum amount of the consumer loan, maturity and renewal or extension terms of these consumer loans. Some of the states in which we operate impose limits on the number of consumer loans a customer may have outstanding or on the amount of time that must pass between consumer loans. To comply with the laws and regulations of the states in which consumer loan products are offered, the terms of our consumer loan products vary from state to state.

As of December 31, 2019, our gross receivables for short-term and medium-term consumer loans were  $98.3 million.  We analyze the loan loss provision and our loan loss allowance in order to determine whether our estimates of such allowance are adequate for each of our consumer loan products. Our analysis is based on our understanding of our past loan loss experience, current economic conditions, volume and growth of our consumer loan portfolios, timing of maturity, as well as collections experience.

Consumer loan products, including short-term and medium-term consumer loans, accounted for 57.8% and 58.8% of our revenue for the years ended December 31, 2018 and 2019, respectively.

Credit Service Fees.  The Company offers a fee-based credit service program (“CSO Program”) to assist consumers in obtaining credit in certain markets through limited agency agreements with unaffiliated third-party lenders. The agreements govern the terms by which the Company refers customers to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications and commits to reimburse the lender for any loans or related fees that were not collected from such customers. Credit service fees averaged $245.63 and $288.23, respectively, per CSO loan for the years ended December 31, 2018 and 2019.

Credit service fees accounted for 21.9% and 16.2%, respectively, of our revenue for the years ended December 31, 2018, and 2019.  The decrease is primarily the result of the Company’s subsidiary discontinuing all CSO operations in Ohio as a result of recently passed legislation in April 2019, and began allowing third-party lenders to offer secured and unsecured revolving loans through the subsidiary’s retail locations.

Check Cashing.  We offer check cashing services in 482 of our 484 stores. Prior to cashing a check, our customer service representatives verify the customer’s identification and enter the payee’s tax identification number and the payer’s bank account information in our internal, proprietary databases, which match these fields to prior transactions in order to mitigate our risk of loss.  Subject to appropriate approvals, we accept all forms of checks, including payroll, government, tax refund, insurance, money order, cashiers’ and personal checks. Our check cashing fees averaged $15.47 and $19.56, respectively, per check for the years ended December 31, 2018 and 2019, but vary depending upon the amount and type of check cashed, applicable state regulations and local market conditions.

Check cashing accounted for 13.6% and 15.9%, respectively, of our revenue for the years ended December 31, 2018 and 2019.

Prepaid Debit Card Services. We offer access to reloadable prepaid debit cards that provide our customers with a convenient and secure method of accessing their funds in a manner that meets their individual needs. The cards are provided by Insight Card services LLC, or Insight, and our stores serve as distribution points where customers can purchase cards as well as load funds onto and withdraw funds from their cards. Customers can elect to receive check cashing proceeds on their cards without having to worry about security risks associated with carrying cash. The cards can be used where Visa® is accepted. These cards offer our customers the ability to direct deposit all or a portion of their payroll checks onto their cards, the benefit of an optional overdraft program, the ability to receive real-time wireless alerts for transactions and account balances, and the availability of in-store and online bill payment services. Prepaid debit card service fees averaged $11.09 and $14.88, respectively, per transaction for the years ended December 31, 2018 and 2019.

Prepaid debit card services accounted for  2.6% and 3.3%, respectively, of our revenue for the years ended December 31, 2018 and 2019.

Other Products and Services.  Introducing new products into our markets has historically created profitable revenue expansion. Other products and services offered through our stores include money transfer, bill payment, money orders, and insurance. Additionally, in certain states we provide customers with access to tax preparation services.  These other products and services provide revenues and help drive additional traffic to our stores, resulting in increased volume across all of our product offerings. Revenue from other products and services accounted for 4.1% and 5.8%, respectively, of our revenue for the years ended December 31, 2018 and 2019.

Advertising and Marketing

Our marketing efforts are designed to promote our product and service offerings, create customer loyalty, introduce new customers to our brands and create cross-selling opportunities.  In most of our markets, we utilize mass-media advertising including flyers, outdoor advertising, internet advertising, including search engine optimization, and leads acquired from third party lead generation sources, yellow pages and radio and television advertising. We also utilize point-of-purchase materials in our retail locations and in-store marketing programs and promotions.  Local marketing initiatives include sponsorship and participation in local events and charity functions to enhance brand awareness.

Employees & Training

As of December 31, 2019, we had 2,736 employees.  Our employees are not covered by a collective bargaining agreement, and we have never experienced any organized work stoppage, strike, or labor dispute.

All employees are subject to a formal training program that varies based on department and role, and may include:

•management training programs that cover employee hiring, discipline, retention, sexual harassment, work place environment, ADA compliance, compensation, equal employment opportunity compliance and leadership;

•periodic regional training sessions that cover topics such as customer service, safety and security, better delivery of services and compliance with legal and regulatory requirements and procedures, and store management strategies;

•the on-going use of a web-based training tool to augment our on-the-job training, and effectively deliver and document our mandatory annual consumer compliance and anti-money laundering training and testing;

•new hire training, which consists of online and on-the-job training for a period of time commensurate with the complexity of the position; and

•opportunities to participate in other training events such as webinars, as appropriate for a given position.

Our employees undergo a criminal background check, a process whereby we confirm that the social security number provided by the prospective employee matches the name of the employee, prior employment verification, and an interview process before employment. We maintain a compensation and career path program to provide employees with competitive pay rates and opportunities for advancement. We offer a complete and competitive benefits package to attract and retain employees.

Technology & Information Systems

We utilize centralized management information systems to support our customer service strategy and manage transaction risk, collections, internal controls, record keeping, compliance, and daily reporting functions. In retail store locations, our management system incorporates commercial, off-the-shelf point-of-sale (POS) systems customized to our specific requirements. Our POS systems are complemented by proprietary systems to enhance reporting and operational capabilities.

Our retail POS systems are licensed in all stores and record and monitor the details of every transaction, including the service type, amount, fees, employee, date/time, and actions taken, which allows us to provide our services in a standardized and efficient manner in compliance with applicable regulations.  Transaction data is recorded in our accounting system daily.

We operate a wide area data communications network for our stores that has reduced customer waiting times, increased reliability and has allowed the implementation of new service enhancements. Each store runs Windows operating systems with a four to ten PC network that is connected to our corporate headquarters using a SD-WAN solution.

Our corporate data center consists of devices supporting our management information system, configured for redundancy and high availability. Our primary data processing operations run in two separate off-site co-location facilities.  Data is replicated between the sites. This maximizes the availability of centralized systems, optimizes up-time for store operations, and eliminates our corporate office as a single point of failure in case of disaster. We maintain and test a comprehensive disaster recovery plan for all critical information systems.

Our online lending operations are handled through proprietary and commercial software that gives the customer a consistent experience online. The software records lending transactions, handles customer reporting, and facilitates the analysis and management of our loan portfolio.

The primary processing systems for our internet lending operations are located in an off-site, state-of-the-art cloud-based data server. These systems are linked to our primary operations center via a high bandwidth connection.  This internet operations center houses systems that support the back-office operations.

We have developed an analytical data warehouse and advanced reporting and analytical capabilities continue to improve our risk management and operational decision making.

Collections

Collection efforts are performed by our collections center, enabling maximum efficiency and ensuring the application of standardized procedures and controls.  Collection practices comply with, as applicable, the stricter of federal or state regulations or industry best practices set forth by the trade associations of which we are members.  Depending upon the product, initial collection efforts are coordinated between the internal collection division and the retail location originating the loans.  As the receivable ages, collection responsibility shifts solely to the collections department.  The collections department attempts to resolve the account by communicating with consumers via letters and telephone calls.  If recovery efforts prove unsuccessful, the obligation may be sent to a third-party collections agency, sold, or, with respect to secured loans, we may attempt repossession on the applicable collateral securing such loans.  All recovery vendors undergo extensive initial and ongoing diligence and oversight.

Security

Employee safety is critical to us. Many of our retail store employees work behind bullet-resistant acrylic and reinforced partitions, and have security measures that include a time-delay equipped safe, an alarm system monitored by a third party, and personal panic buttons for each of our tellers. Many of our stores also have multi-camera DVR systems with remote access capability, teller area entry control, perimeter opening entry detection, and tracking of all employee movement in and out of secured areas. Training on security measures is an important part of our training program.

Our business requires our stores to maintain a significant supply of cash. We are therefore subject to the risk of cash shortages resulting from employee and non-employee theft, as well as employee errors. Although we have implemented various programs to reduce these risks and provide security for our facilities and employees, these risks cannot be eliminated. From 2017 through 2019, our annual uncollected cash shortages from employee errors and from theft were, in the aggregate, less than 0.22% of revenue.

Our POS system allows management to detect cash shortages on a daily basis. In addition to other procedures, district managers and our internal monitoring staff conduct audits of each store’s cash position and inventories on an unannounced and random basis. Professional armored carriers provide the daily transportation of currency for all of our stores.  In addition, stores electronically scan their check inventory to facilitate verification and record keeping.

Competition

The industry in which we operate is highly fragmented and very competitive.  The principal competitive factors in financial services are location or internet presence, customer service, fees and the transparency of fees, convenience, range of services offered, speed of service and confidentiality. With respect to our lending business, we compete with mono-line lending businesses, and multi-line alternative financial service providers, pawn shops, rent-to-own businesses, banks, credit unions, offshore lenders, lenders utilizing a Native American sovereign nation lending model, one-state model lenders, and state licensed lenders. With respect to our check cashing business, we compete with other check cashers and multi-line alternative financial service providers, grocery stores, convenience stores, banks, credit unions, and any other retailer that cashes checks, sells money orders, provides money transfer services or offers other similar financial services, including some big-box retailers.  Some retailers cash checks without charging a fee under limited circumstances.

Regulation and Compliance

The products and services offered by or through the Company’s indirect subsidiaries are subject to extensive state, federal and local regulation. The regulation of the consumer financial services industry is intended primarily to protect consumers, detect illicit activity involving the use of cash, as well as provide operational guidelines to standardize business practices. State regulations commonly address allowable fees and charges related to consumer loan products, maximum loan duration and amounts, the number of simultaneous or consecutive loans, required waiting periods between loans, loan extensions and refinancings, required repayment plans for borrowers claiming inability to repay loans, security for loans and payment mechanisms, licensing, disclosures, reporting and documentation requirements, and in, certain jurisdictions, database reporting and loan utilization information.

We are subject to federal and state regulations that require disclosure of the principal terms of each transaction to every customer, prohibit misleading advertising, protect against discriminatory practices, and prohibit unfair, deceptive and abusive practices. Statutory and regulatory legal requirements are constantly changing as new laws and regulations are introduced and adopted, and existing laws and regulations are repealed, amended, modified and reinterpreted. We regularly work with authorities, both directly and through our active memberships in industry trade associations, to support our industry and to promote the development of laws and regulations that are equitable to businesses and consumers alike. We maintain legal and compliance departments to monitor new laws and regulations introduced at the federal, state, and local level and existing regulations as they are repealed, amended, and modified. We place a strong emphasis from the top down on the importance of compliance. This includes regular training programs for the Company’s board of managers, compliance committee members, as well as all employees.

We manage our compliance risk through three tiers of compliance oversight designed to address the risks of non-compliance and of consumer harm. The first tier is a board level compliance committee which is chaired by the Company’s chairman. This committee regularly receives reports from the second tier of compliance oversight, the board compliance committees of the Company’s three principal operating subsidiaries. These subsidiary level compliance committees are chaired by an independent member of the Company’s board who is neither a member of management nor affiliated with any of the Company’s equity holders. The subsidiary compliance committees are responsible for, among other things, overseeing compliance activities conducted within that subsidiary’s operations, overseeing the execution of corrective action plans designed to remedy identified deficiencies, and approval of compliance related policies and programs. The subsidiary compliance committees receive regular reports from the management compliance committees, which comprise the third tier of compliance oversight. The management compliance committees include high level management employees who bring together knowledge from their respective areas of expertise and are responsible for reviewing various compliance reports, assessing compliance risks, implementing corrective action plans designed to continuously improve business processes, and review and referral of compliance related policies and programs to the subsidiary level compliance committees.

In addition to the three levels of compliance risk oversight, we also have a compliance department that is responsible for the development, execution, and governance of our enterprise wide compliance management system which includes elements of governance and compliance oversight; compliance control testing; and corrective action. The compliance department provides dedicated subject matter expertise and program development in risk areas such as consumer protection, privacy, data security, and anti money laundering; and provides dedicated resources to support specific business and operational areas in designing compliance risk mitigation strategies. Within the compliance department, we also maintain an internal compliance monitoring function which evaluates adherence to compliance standards by the subsidiaries that conduct retail and internet operations and is inclusive of applicable federal and state laws and regulations as well as internal policies and procedures. The compliance monitoring process includes conducting periodic unannounced examinations of our subsidiaries’ retail locations, reviewing customer files and reports to evaluate compliance with specific federal and state legal and regulatory requirements. The compliance monitoring function also monitors customer facing phone calls, emails and chat communications, to detect and assist management in addressing compliance risks inherent in those types of communications.

As part of the internal compliance monitoring program, results are reported to management to identify potential compliance issues and the need for further training. In addition, compliance monitoring results are also reported to the management-level compliance committee. The results of compliance monitoring and state examinations are reviewed and determinations are made whether to make changes to software systems, operations, or marketing. Detected deficiencies requiring an operational change are provided to the appropriate person to be implemented as soon as is practicable to ensure improved future compliance performance.

We have allocated appropriate resources to proactively address regulation and compliance as we have grown and added new or modified products and services.

U.S. Federal Regulations

The U.S. federal government and its respective agencies possess significant regulatory authority over consumer financial services. The body of laws to which we are subject has a significant impact on our operations.

Dodd‑Frank:  In 2010, the U.S. Congress passed the Dodd‑Frank Act. Title X of this legislation created the Consumer Financial Protection Bureau, or CFPB. The CFPB became operational in July 2011. Title X grants the CFPB broad rule‑making, supervisory and enforcement powers with regard to consumer financial services. Title X of Dodd‑Frank also contains so‑called “UDAAP” provisions declaring unlawful “unfair,” “deceptive,” and “abusive” acts and practices in connection with the delivery of consumer financial services and giving the CFPB the power to enforce UDAAP prohibitions and to adopt UDAAP rules defining unlawful acts and practices. Additionally, the FTC Act prohibits “unfair” and “deceptive” acts and practices and gives the FTC enforcement authority to prevent and redress violations of this prohibition.

CFPB Rule:  Relying on its authority to adopt UDAAP rules, the CFPB adopted new rules applicable to payday, title and certain high‑cost installment loans, or the CFPB Rule. The CFPB Rule was published in the Federal Register on November 17, 2017, and mandated that lenders offering covered products comply with the CFPB Rules effective November 19, 2019 (“Compliance Date”). On October 26, 2018, the CFPB released a “Public Statement Regarding Payday Rule Reconsideration and Delay of Compliance Date,” which stated:

The Bureau expects to issue proposed rules in January 2019 that will reconsider the Bureau’s rule regarding Payday, Vehicle Title, and Certain High‑Cost Installment Loans and address the rule’s compliance date. The Bureau will make final decisions regarding the scope of the proposal closer to the issuance of the proposed rules. However, the Bureau is currently planning to propose revisiting only the ability‑to‑repay provisions and not the payments provisions, in significant part because the ability‑to‑repay provisions have much greater consequences for both consumers and industry than the payment provisions. The proposals will be published as quickly as practicable consistent with the Administrative Procedure Act and other applicable law.

On February 6, 2019, the CFPB proposed to rescind the ability-to-repay requirement, which the Bureau now refers to as the “mandatory underwriting provisions,” rescind certain payment limitations, and delay the compliance date for the mandatory underwriting provisions until November 19, 2020.  The February 6, 2019, proposal sought also to rescind the requirement that a lender choose between the full payment test and principal-payoff option described below.  These proposals became final rules on June 6, 2019.  In addition to the June 6, 2019, rule, the effective date of the portion of the CFPB Rule’s addressing the “penalty fee prevention” provisions, was stayed in the CFSA Litigation.

Notwithstanding the subsequent rule and the court order issued in the CFSA Litigation, the CFPB Rule as originally issued established the ability‑to‑repay, or ATR, requirements for “covered short‑term loans” and “covered longer‑term balloon‑payment loans,” as well as payment limitations on these loans and “covered longer‑term loans.” Covered short‑term loans are consumer loans with a term of 45 days or less. Covered longer‑term balloon payment loans include consumer loans with a term of more than 45 days where (i) the loan is payable in a single payment, (ii) any payment is more than twice any other payment, or (iii) the loan is a multiple advance loan that may not fully amortize by a specified date and the final payment could be more than twice the amount of other minimum payments. Covered longer‑term loans are consumer loans with a term of more than 45 days where (i) the total cost of credit exceeds an annual rate of 36%, and (ii) the lender obtains a form of “leveraged payment mechanism” giving the lender a right to initiate transfers from the consumer’s account. Post‑dated checks, authorizations to initiate automated clearing house or ACH payments and authorizations to initiate prepaid or debit card payments, all of which we currently rely on in our business, are all leveraged payment mechanisms subject to the limitations in the CFPB Rule.

The CFPB Rule excludes from coverage, among other loans: (1) purchase‑money credit secured by the vehicle or other goods financed (but not unsecured purchase‑money credit or credit that finances services as opposed to goods); (2) real property or dwelling‑secured credit if the lien is recorded or perfected; (3) credit cards; (4) student loans; (5) non‑recourse pawn loans; and (6) overdraft services and overdraft lines of credit. These exclusions do not apply to our loans.

Under the provisions of the CFPB Rule applicable to covered short‑term loans and covered longer‑term balloon‑payment loans, to make a conforming loan a lender will need to choose between the following two options.

•A “full payment test,” under which the lender must make a reasonable determination of the consumer’s ability to repay the loan in full and cover major financial obligations and living expenses over the term of the loan and the succeeding 30 days. Under this test, the lender must take account of the consumer’s basic living expenses and obtain and generally verify evidence of the consumer’s income and major financial obligations. However, in circumstances where a lender determines that a reliable income record is not reasonably available, such as when a consumer receives and spends income in cash, the lender may reasonably rely on the consumer’s statements alone as evidence of income. Further, unless a housing debt obligation appears on a national consumer report, the lender may reasonably rely on the consumer’s written statement regarding his or her housing expense. As part of the ATR determination, the CFPB Rule permits lenders and consumers in certain circumstances to rely on income from third parties, such as spouses, to which the consumer has a reasonable expectation of access, and to consider whether another person is regularly contributing to the payment of major financial obligations or basic living expenses. A 30‑day cooling off period applies after a sequence of three covered short‑term or longer‑term balloon payment loans.

•A “principal‑payoff option,” under which the lender may make up to three sequential loans, or so‑called Section 1041.6 Loans, without engaging in an ATR analysis. The first Section 1041.6 Loan in any sequence of Section 1041.6 Loans without a 30‑day cooling off period between loans is limited to $500, the second is limited to a principal amount that is at least one‑third smaller than the principal amount of the first, and the third is limited to a principal amount that is at least two‑thirds smaller than the principal amount of the first. A lender may not use this option if (i) the consumer had in the past 30 days an outstanding covered short‑term loan or an outstanding longer‑term balloon payment loan that is not a Section 1041.6 Loan, or (ii) the new Section 1041.6 Loan would result in the consumer having more than six covered short‑term loans (including Section 1041.6 Loans) during a consecutive 12‑month period or being in debt for more than 90 days on such loans during a consecutive 12‑month period. For Section 1041.6 Loans, the lender cannot take vehicle security or structure the loan as open‑end credit.

Covered longer‑term loans that are not balloon loans will not be subject to the foregoing requirements. However, these loans will be subject to the CFPB Rule’s “penalty fee prevention” provisions, which will apply to all covered loans. Under these provisions, if two consecutive attempts to collect money from a particular account of the borrower, made through any channel (e.g., paper check, ACH, prepaid card) are unsuccessful due to insufficient funds, the lender cannot make any further attempts to collect from such account unless and until the lender has provided a new notice to the borrower and the borrower has provided a new and specific authorization for additional payment transfers. The CFPB Rule contains specific requirements and conditions for the authorization. While the CFPB has explained that these provisions are designed to limit bank penalty fees to which consumers may be subject, and while banks do not charge penalty fees on card authorization requests, the CFPB Rule nevertheless treats card authorization requests as payment attempts subject to these limitations.

A lender generally must give the consumer at least three business days’ advance notice before attempting to collect payment by accessing a consumer’s checking, savings, or prepaid account. The notice must include information such as the date of the payment request, payment channel and payment amount (broken down by principal, interest, fees, and other charges), as well as additional information for “unusual attempts,” such as when the payment is for a different amount than the regular payment, initiated on a date other than the date of a regularly scheduled payment or initiated in a different channel than the immediately preceding payment attempt.

As originally issued the CFPB Rule also required the CFPB’s registration of consumer reporting agencies as “registered information systems” to which lenders must furnish information about covered short‑term and longer‑term balloon loans and from which lenders must obtain consumer reports for use in extending such credit. If there is no registered information system or if no registered information system has been registered for at least 180 days, lenders would be unable to make Section 1041.6 Loans.

In addition to the various public statements from the CFPB and on-going litigation and appeals challenging the CFPB’s structure, rules and authority, it is impossible to predict whether, when, and to what extent the CFPB Rule will go into effect or whether and how it might be modified.

CFPB Supervision and Examination:  The CFPB has supervisory powers over many providers of consumer financial products and services, including explicit authority to examine (and require registration) of payday lenders. The CFPB released its Supervision and Examination Manual, which includes a section on Short‑Term, Small‑Dollar Lending Procedures, and began field examinations of industry participants, including examinations of some of our subsidiaries, in 2012.

CFPB Enforcement:  In addition to the Dodd‑Frank Act’s grant of rule‑making authority, the Dodd‑Frank Act gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws (including Dodd‑Frank’s UDAAP provisions and the CFPB’s own rules). In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. Also, where a company has violated Title X of the Dodd‑Frank Act or CFPB regulations promulgated thereunder (such as the CFPB Rule), the Dodd‑Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (and possibly also for the civil penalties available to the CFPB). Potentially, if the CFPB, the FTC or one or more state officials believe we have violated the foregoing laws, they could exercise their enforcement powers in ways that would have a material adverse effect on us.

Other Consumer Lending Laws.  Our consumer lending is subject to the federal Truth in Lending Act, or TILA, and its underlying regulations, known as Regulation Z, and the Equal Credit Opportunity Act. These laws require us to provide certain disclosures to prospective borrowers and protect against unfair credit practices. The principal disclosures required under TILA are intended to promote the informed use of consumer credit. Under TILA, when acting as a lender, we are required to disclose certain material terms related to a credit transaction, including, but not limited to, the annual percentage rate, finance charge, amount financed, total of payments, the number and amount of payments and payment due dates to repay the indebtedness. The federal Equal Credit Opportunity Act prohibits us from discriminating against any credit applicant on the basis of any protected category, such as race, color, religion, national origin, sex, marital status or age, and requires us to notify credit applicants of any action taken on the individual’s credit application.

Consumer Reports and Information.  The use of consumer reports and other personal data used in credit underwriting is governed by the Fair Credit Reporting Act, or FCRA, and similar state laws governing the use of consumer credit information. The FCRA establishes requirements that apply to the use of “consumer reports” and similar data, including certain notifications to consumers where their loan application has been denied because of information contained in their consumer report. The FCRA requires us to promptly update any credit information reported to a credit reporting agency about a consumer and to allow a process by which consumers may inquire about credit information furnished by us to a consumer reporting agency.

Information‑Sharing Laws.  We are also subject to the federal Fair and Accurate Credit Transactions Act, which limits the sharing of information for marketing purposes and requires us to adopt written procedures for detecting, preventing and responding appropriately to mitigate identity theft and to adopt various policies and procedures and provide training and materials that address the importance of protecting non‑public personal information and aid us in detecting and responding to suspicious activity, including suspicious activity that may suggest a possible identity theft red flag, as appropriate.

Telephonic Communication and Marketing Laws.  Our telephonic communications, advertising and marketing activities are subject to several federal laws and regulations including the Federal Trade Commission Act, which prohibits unfair or deceptive acts or practices and false or misleading advertisements in all aspects of our business. As a financial services company, any advertisements related to our products must also comply with the advertising requirements set forth in TILA and must not violate the unfair, deceptive or abusive standards set forth in certain sections of the Dodd‑Frank Act. Also, any of our telephone marketing activities must comply with the Telephone Consumer Protection Act, or the TCPA, the Telephone Sales Rule, or the TSR, and the portion of the Federal Communications Commission’s declaratory ruling issued on July 10, 2015, or the July Declaratory Ruling, that addresses a consumer’s revocation of consent. The TCPA prohibits the use of automatic telephone dialing systems for communications with wireless phone numbers without express consent of the consumer, and the TSR established the Do Not Call Registry. Based on a recent decision from the United States Court of Appeals for the District of Columbia, issued on March 16, 2018, or the ACA Ruling, much of the July Declaratory Ruling has been vacated. Although it is possible that decisions of other appellate courts could further change the standards of conduct applicable to the use of automated telephone dialing systems, at present obtaining appropriate consent for autodialed calls and properly managing revocations of consent comply with the standard of conduct announced in the ACA Ruling. Prior to the ACA Ruling, plaintiff’s lawyers were aggressively using the July Declaratory Ruling as the basis to recover damages under the TCPA of either $500 or $1,500 per call. While 2019 saw an approximately 14% reduction in TCPA lawsuits nationally, it is still too early to know the full effect of the ACA Ruling on this type of litigation.

Our advertising and marketing activities are also subject to the CAN‑SPAM Act of 2003, which establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to the source of content.

Protection of Military Members and Dependents.  Federal law also limits the annual percentage rate on certain loans made to active duty members of the U.S. military, reservists and members of the National Guard and their immediate families. This 36% military annual percentage rate cap applies to a variety of loan products, including short‑term loans. Therefore, due to these rate restrictions, we are unable to offer certain short‑term consumer loans to active duty military personnel, active reservists and members of the National Guard and their immediate dependents. Federal law also limits the annual percentage rate on existing loans when the consumer becomes an active‑duty member of the military during the life of a loan, or the spouse or dependent of an active duty member of the military during the life of the loan. Pursuant to federal law, the interest rate must be reduced to 6% per year on amounts outstanding during the time in which the service member is on active duty.

Funds Transfer and Signature Authentication Laws.  Our lending is also subject to the federal Electronic Funds Transfer Act and various other laws, rules and guidelines relating to the procedures and disclosures required in debiting or crediting a debtor’s bank account relating to a loan (i.e., ACH funds transfer). These rules and regulations protect consumers engaging in electronic fund transfers and contain restrictions, require disclosures and provide consumers certain rights relating to electronic fund transfers, including requiring a written authorization, signed or similarly authenticated, in connection with certain credit transactions payable through recurring payments. In addition, our internet lending is subject to additional federal requirements with respect to electronic signatures under the Electronic Signatures In Global And National Commerce Act and similar state laws. These laws mandate that certain disclosures be made and certain steps be followed in order to obtain and authenticate e‑signatures that are binding on the applicable consumer.

Debt Collection Practices.  While the federal Fair Debt Collection Practices Act, or FDCPA, expressly excludes application of its provisions to creditors, we follow the underlying principles of consumer protections and fairness outlined in the FDCPA as a guide in conducting our collection activities.

Privacy and Security of Non‑Public Customer Information.  We are also subject to various federal and state laws and regulations (including the California Consumer Privacy Act) relating to privacy and data security. Under these laws, including the federal Gramm‑Leach‑Bliley Act and Regulation P, we must disclose to consumers our privacy policy and practices, including those policies relating to the sharing of consumers’ nonpublic personal information with third parties. This disclosure must be made to consumers when the customer relationship is established and, in some cases, at least annually thereafter. These regulations also require us to ensure that our systems are designed to protect the confidentiality of consumers’ nonpublic personal information. These regulations also dictate certain actions that we must take to notify consumers if their personal information is disclosed in an unauthorized manner.

Anti‑Money Laundering and Economic Sanctions.  We are also subject to certain provisions of the USA PATRIOT Act and the Bank Secrecy Act of 1970, or BSA, under which we must maintain an anti‑money laundering compliance program covering certain of our business activities. Under regulations of the U.S. Department of the Treasury or the Treasury Department, adopted under BSA, we must report transactions involving currency in an amount greater than $10,000, and we must retain records for five years for purchases of monetary instruments for cash in amounts from $3,000 to $10,000. In general, every financial institution, including us, must report each deposit, withdrawal, exchange of currency or other payment or transfer, whether by, through or to the financial institution, that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as single transactions if the financial institution has knowledge that the transactions are by, or on behalf of, any person and result in either cash in or cash out totaling more than $10,000 during any one business day. We rely on our point‑of‑sale system and employee‑training programs to facilitate our compliance with these requirements.

The BSA also requires certain of our subsidiaries to register as a money services business with the Treasury Department. This registration is intended to enable governmental authorities to better enforce laws prohibiting money laundering and other illegal activities. Many of our subsidiaries are registered as a money services business with the Treasury Department and must re‑register with the Financial Crimes Enforcement Network of the Treasury Department, or FinCEN, every other year. We must also maintain a list of names and addresses of, and other information about, our locations and must make that list available to any requesting law enforcement agency (through FinCEN). That location list must be updated at least annually.

Federal anti‑money‑laundering laws make it a criminal offense to own or operate a money transmitting business without the appropriate state licenses, which we maintain where necessary. In addition, the USA PATRIOT Act of 2001 and its implementing federal regulations require us, as a “financial institution,” to establish and maintain an anti‑money‑laundering program. Such a program must include: (1) internal policies, procedures and controls designed to identify and report money laundering; (2) a designated compliance officer; (3) an ongoing employee‑training program; and (4) an independent audit function to test the program.

In addition, federal regulations require us to report suspicious transactions involving at least $2,000 to FinCEN. The regulations generally describe three classes of reportable suspicious transactions—one or more related transactions that the money services business knows, suspects, or has reason to suspect (1) involve funds derived from illegal activity or are intended to hide or disguise such funds, (2) are designed to evade the requirements of the BSA, or (3) appear to serve no business or lawful purpose. We rely on our point‑of‑sale system and employee‑training programs to facilitate our compliance with these requirements.

The Office of Foreign Assets Control (“OFAC”) publishes a list of individuals and companies owned or controlled by, or acting for or on behalf of, targeted countries. It also lists individuals, groups, and entities, such as terrorists and narcotics traffickers, designated under programs that are not country‑specific. Collectively, such individuals and companies are called “Specially Designated Nationals.” Their assets are blocked and we are generally prohibited from dealing with them.

U.S. State Regulation

The business of our subsidiaries is regulated under a variety of state enabling statutes, including payday loan, deferred presentment, check cashing, money transmission, small loan, credit access, and credit services organization state laws, among others. The scope of state regulation, including the fees and terms of our products and services, varies from state to state. Most states with laws that specifically regulate our products and services establish allowable fees and/or interest and other charges to consumers and establish minimum net worth or surety bonding requirements applicable to the entity to which the lending license is issued.

In addition, many states regulate the maximum amount of, minimum and maximum maturity of, and impose limits on the renewal or extension of consumer loans. The terms of our products and services vary from state‑to‑state in order to comply with the laws and regulations of the states in which we operate. While the federal FDCPA does not typically apply to our collection activities, comparable, and in some cases more rigorous, state laws apply to our collection activities.

In some states, check cashing companies or money transmission agents are required to meet minimum bonding or capital requirements and are subject to record‑keeping requirements and/or fee limits. We offer check cashing services in each of the states in which we operate that have licensing or fee regulations regarding check cashing. We are licensed in each of the states or jurisdictions in which a license or registration is currently required for us to operate as a check cashing company and/or money transmitter. To the extent these states have adopted ceilings on check cashing fees, those ceilings are in excess of or equal to the fees we charge.

Prior to January 1, 2020, the California Financing Law capped rates on loans under $2,500 but imposed no limit on loans with a principal balance of $2,500 or higher.  AB 539, effective January 1, 2020, imposed a rate cap on loans above $2,500, and imposed additional requirements on lenders making loans above $2,500. On February 21, 2020, AB 3010 was introduced in the California Assembly.  This bill, if passed and signed into law, would have a substantial impact on the payday lending business in California.  Starting July 1, 2021, deferred presentment transaction borrowers would be limited to four loans during any 365-day period, and deferred presentment transaction providers would be required to check database eligibility before making a deferred presentment transaction.  This may have a substantial impact on our payday lending business in California.

We have ceased making installment loans in California and began allowing unsecured revolving loans to be made by third-party lenders. Under this marketplace business model, no fees are earned by the Company for loans originated by the third-party lender; however, the Company expects to generate fees through check cashing, bill payment and other similar money service business offerings that may be provided to customers visiting its retail locations.

In Texas, we operate under a Credit Service Organization, “or CSO,” model. This model is expressly authorized under Section 393 of the Texas Finance Code. As a CSO, we serve as arranger for consumers to obtain credit from independent, non‑bank consumer lending companies and we guarantee the lender against loss. As required by Texas law, we are registered as a CSO and also licensed as a “Credit Access Business” or CAB. Texas law subjects us to audit by the State’s Office of Consumer Credit Commissioner and requires us to provide expanded disclosures to customers regarding credit service products.

In Virginia, SB 421 is expected to pass the Virginia legislature and be signed into law by the Governor.  If that occurs, it will have a substantial impact on the open-end lending in Virginia, as lenders and borrowers will no longer be free to set interest rates.  Rather the interest on open-end credit would be capped at 36%.  This may have a substantial impact on our Virginia operations.

Prior to April 28, 2019, our subsidiary operated as a CSO in Ohio for several years. Ohio House Bill 123, or HB 123, was signed by Ohio’s Governor on July 30, 2018. HB 123 prohibited credit services organizations, such as the Company’s CSO subsidiary that previously operated in Ohio, from brokering an extension of credit if that credit is in a principal amount of less than five thousand dollars, with a term less than 180‑days, and that has an annual percentage rate greater than 28%. HB 123 became effective on October 30, 2018, but applied only to loans or extensions of credit made on or after April 28, 2019. Our subsidiary discontinued all CSO operations in Ohio as a result of HB 123, and began allowing secured and unsecured revolving loans by third-party lenders.  Under this marketplace business model, no fees are earned by our subsidiary for loans originated by the third-party lender. However, our subsidiary expects to generate fees through check cashing, bill payment and other similar money service business offerings provided to the customer.

In addition to federal laws imposing requirements on us relative to privacy and security of non‑public customer information, our subsidiaries are subject to state laws imposing additional requirements. For example, in 2018 California adopted the California Consumer Privacy Act, or the CCPA. This data privacy law is generally applicable to entities serving or employing California residents and becomes fully effective in 2020. The CCPA is regarded as the most comprehensive consumer privacy law in the nation. The CCPA grants California residents’ new rights regarding their personal information and imposes various data protection duties on certain entities, including the Company’s subsidiaries conducting business in California. Also in 2018, Ohio adopted the Ohio Data Protection Act, which provides certain safe harbors if an entity adopts cybersecurity measures designed to: (1) protect the security and confidentiality of personal information; (2) protect against any anticipated threats or hazards to the security or integrity of the personal information; and (3) protect against unauthorized access to and acquisition of information that is likely to result in a material risk of identity theft or other fraud. The Company believes that its systems qualify as safe harbors under the Ohio Data Protection Act and that its California subsidiaries have implemented processes required to comply with the CCPA.

In the event of serious or systemic violations of state law, we would be subject to a variety of regulatory sanctions and private lawsuits. These could include license suspension or revocation; orders or injunctive relief, including judicial or administrative orders providing for restitution or other affirmative relief; and statutory penalties and damages. Depending upon the nature and scope of any violation, statutory penalties and damages could include fines for each violation and/or payments to borrowers equal to a multiple of the fees we charge and in some cases the principal amount loaned as well.

In our lending operations, we do not utilize the so‑called “choice of law” model of lending, where a lender attempts to make loans in one state under a contract clause calling for the application of another state’s substantive laws. Rather, in making loans to consumers we attempt to comply in full with the substantive laws of the state in which the loan was originated.

Certain of our subsidiaries rely heavily on the use of lead generators or providers as a source of first‑time borrowers. Although these subsidiaries conduct regular compliance reviews of these lead generators or providers in order to ensure that each utilizes appropriate privacy and other disclosures to prospective borrowers as to how and where the prospective borrower’s personal, non‑public information may be disclosed, several states and the CFPB have expressed concerns with lead generators and their compliance with applicable laws and regulations and the flow of non‑public, private consumer information between lead generators and lead buyers. In addition, several states in which we operate substantially impair the ability to use lead generators or, in the case of California, have indicated an intention to regulate this conduct in the future.

In the last ten years in addition to those discussed above, several additional states in which we operate or previously operated, including Illinois, South Dakota, and Kentucky have enacted laws (or in the case of Arizona, allowed the deferred presentment law to expire) that negatively impact our short‑term consumer loan business by imposing new limitations or requirements or effectively prohibiting the loan products we offer.

We intend to continue, together with others in the consumer loan industry, to inform and educate legislators and regulators and to oppose legislative or regulatory action that would prohibit or severely restrict our offering of consumer loans. Given the pressure exerted on state legislative bodies by the Pew Charitable Trust, the Center for Responsible Lending, and various media outlets, it is likely that increased regulatory pressure and legislative action will continue to occur to the detriment of all small‑dollar, high cost lenders, including us.

Local Regulation

In addition to state and federal laws and regulations, our industry is subject to various local rules, regulations and ordinances. These local rules, regulations and ordinances change and vary widely from city‑to‑city. Local jurisdictions’ efforts to restrict short‑term lending have been steadily increasing. Typically, these local ordinances apply to storefront operations; however, local jurisdictions could attempt to enforce certain business conduct and registration requirements on internet lending to residents of that jurisdiction, even though no such attempt has been made previously. Actions taken in the future by local governing bodies to impose other restrictions on consumer lenders such as us could impact our business.

Available Information

We file or furnish annual and quarterly reports and other information with or to the U.S. Securities and Exchange Commission (“SEC”). You may read and copy any documents we file at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public free of charge at the SEC’s website at www.sec.gov.

You may also access our press releases, financial information and certain reports filed with or furnished to the SEC (for example, our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q) online through www.ccfi.com. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

CORPORATE INFORMATION

CCF Holdings LLC was formed on November 16, 2018, under the limited liability company laws of the State of Delaware. Following the foreclosure on the assets of Community Choice Financial Inc., CCF Holdings LLC, through its indirect subsidiary CCF OpCo LLC, acquired various subsidiaries that owned and operated 484 retail locations in 12 states and had a licensed internet presence in 28 states as of December 31, 2019. The Company’s operating subsidiaries are primarily engaged in the business of providing consumer financial services.

Our corporate offices are located at 5165 Emerald Parkway, Suite 100, Dublin, Ohio 43017. Our telephone number is (800) 837-0381 and our website at www.ccfi.com. The information found on our website is not part of this or any other report we file with the SEC.

ITEM 1A.RISK FACTORS

Our business is subject to a number of important risks and uncertainties that are described below. You should carefully consider these risks and all other information included in this Annual Report on Form 10-K.  The risks described below are not the only ones that could impact our Company or the value of our securities. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

Risks Relating to our Capital Structure

Our substantial indebtedness could adversely affect our ability to meet our debt or other contractual obligations, or to raise additional capital to fund our operations, and could also limit our ability to react to changes in the economy or our industry, and expose us to substantial increased expenses.

We have a significant amount of indebtedness. As of December 31, 2019, the outstanding aggregate principal amount of our indebtedness was $422.6 million, including amounts outstanding under our PIK notes, secured notes and borrowings under the Amended and Restated Loan and Security Agreement with Ivy Funding Nine, LLC, which we refer to as the Ivy Credit Agreement. For more information about our outstanding indebtedness, see Note 6 to the accompanying audited financial statements.

Our substantial indebtedness could have important consequences, including the following:

•make it more difficult or impossible for us to satisfy our indebtedness under, and/or contractual obligations with respect to, our PIK notes, the Secured Notes or the Ivy Credit Agreement, including our ability to make cash interest and principal payments, our other indebtedness, and our other financial obligations;

•subject holders of our debt to the risk of loss of all or a substantial portion of their investment and subject us to substantial expenses or potential loss of licenses in the event the lenders or debtholders (or persons acting on their behalf) under the Secured Notes, the Ivy Credit Agreement, or other creditors force an involuntary bankruptcy proceeding or other proceedings, if we commence voluntary bankruptcy proceedings, or if we are unable to pay our interest or principal payment obligations;

•require us to choose between using our cash flow for operations, and growth or paying the interest and/or principal on our indebtedness;

•certain vendors and service providers may require that we prepay, prefund or provide them with deposits or security for payments earlier than current payment obligations, which would further hamper our cash flow;

•banks, on which we rely for depository and treasury management and payment processing services, may discontinue their relationship with us;

•make it more difficult or impossible for us to satisfy capital or net worth requirements or obtain surety or other financial bonds required by various state statutes or regulations as part of their licensing regimes, which would place our lending licenses in jeopardy;

•insurance companies that provide bonds, which are conditions to our state lending licenses, and insure various risks, including our managers and officers insurance, our employment practices liability insurance or our network security and privacy insurance, may be unwilling to renew or extend existing policies or write new policies and may require us to collateralize surety bonds in whole or in part;

•increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•increase our vulnerability to general adverse economic and industry conditions;

•restrict us from making strategic acquisitions or cause us to make non‑strategic divestitures;

•place us at a competitive disadvantage compared to our competitors that have less debt;

•limit our ability to restructure or refinance our indebtedness, including the Secured Notes, Ivy Credit Agreement, or to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions or general corporate and other purposes; and

•as experienced by our Predecessor, increase our vulnerability to, and limit our flexibility in, planning for, or reacting to, changes in our business, the regulatory environment and the industry in which we operate.

We may be unable to refinance the Ivy Credit Agreement before it matures on April 30, 2021, or the refinancing terms may be materially less favorable than the terms of the current Ivy Credit Agreement. If we are unable to refinance this indebtedness on the same or similar terms and/or otherwise secure additional capital, it is likely to have a material adverse effect on our business, financial condition and results of operations.

Our subsidiary, CCFI Funding II LLC, entered into an amendment and restatement of the Ivy Credit Agreement, as of February 7, 2020, pursuant to which, among other things, extended the maturity date one year to April 30, 2021.     Previously, on September 6, 2019, the Ivy Credit Agreement was amended to increase the facility from $70.0 million to $73.0 million.  The interest rate on the entire facility remains at 16.75%, and the Ivy Credit Agreement contains a make-whole provision if we voluntarily prepay indebtedness under the Ivy Credit Agreement to less than $35.0 million.

The Ivy Credit Agreement matures on April 30, 2021. There is no assurance that we will again be able to extend the maturity or otherwise refinance the Ivy Credit Agreement or we may be required to agree to refinancing terms that may be materially less favorable than the terms of the current Ivy Credit Agreement. Any amendment to or refinancing of this indebtedness could result in an even higher interest rate and may require us to comply with more burdensome restrictive covenants, which may have a material adverse effect on our business, ability to meet our payment obligations, financial condition, and results of operations.

In addition, if we are unable to secure an extension or refinancing of the Ivy Credit Agreement on or before its maturity in 2021, we may not have sufficient capital to repay our obligations thereunder. Non-payment of those obligations or any other default under the Ivy Credit Agreement could, in turn, result in a default and acceleration of our other outstanding debt obligations, which would have a further material adverse effect on our business, ability to meet our payment obligations, financial condition, and results of operations.

Our Predecessor reported net losses in prior periods, and there can be no assurance that we will generate income in the future, or that we will be able to successfully achieve or maintain our growth strategy.

Our Predecessor reported net losses of $51.3 million and $180.9 million for the period ended December 12, 2018 and the year ended December 31, 2017, respectively. In addition, our Predecessor’s independent registered public accounting firm included a paragraph in its audit opinion for the year ended December 31, 2017, casting doubt on our Predecessor’s ability to continue as a going concern. Our Predecessor engaged in the Restructuring because it was unable to pay its debts as they came due as a result of its high debt burden. The likelihood that we will generate sufficient cash flows in the future to be able to continue as a going concern must be considered in light of our total indebtedness, the difficulties facing our industry as a whole, economic conditions and the competitive environment in which we operate, and we can provide no assurances that we will generate positive net income in the future. Our operating results for future periods are subject to numerous uncertainties and we may not achieve sufficient revenues to sustain or increase profitability. Furthermore, if we are unable to generate sufficient cash flows, we may be required to engage in additional restructurings or file for bankruptcy protection in the future in order to continue as a going concern.

Despite our current level of indebtedness, we may still be able to incur substantial additional indebtedness. This could exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Interest on the PIK Notes is payable in kind, which has increased and is expected to further increase the aggregate principal amount of outstanding PIK Notes on each interest payment date. In addition, the terms of the SPV Indenture and the Revolving Credit Agreement limit, but do not prohibit, us or our subsidiaries from incurring additional indebtedness. The Revolving Credit Agreement governs an intercompany obligation and, as such, ordinarily would not be described herein.  However, the SPV Indenture requires compliance with the terms of our revolving credit facility, and our revolving credit facility and the assets securing the obligations under our revolving credit facility are pledged as security for the obligations owed under the Secured Notes.  As a result, references herein to the Secured Notes or the SPV Indenture incorporate the terms of our Revolving Credit Agreement unless otherwise indicated. If we incur any additional indebtedness, the holders of that indebtedness may be entitled to share ratably with our other secured and unsecured creditors in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding‑up of our business prior to any recovery by our equity holders. This may have the effect of reducing the amount of proceeds paid in such an event. If new indebtedness is added to our current debt levels (other than interest payments made in kind), the related risks that we and our subsidiaries now face could intensify, especially with respect to the demands on our liquidity as a result of increased cash interest commitments.

The PIK Notes are effectively subordinated to our secured debt and any liabilities of our subsidiaries.

Because none of our subsidiaries are obligors under the PIK Notes, the PIK Notes are structurally junior to all indebtedness and other liabilities of our subsidiaries, including our subsidiaries’ obligations, whether as borrower or guarantor, under the Secured Notes, the Ivy Credit Agreement and trade payables.  In addition, the PIK Notes are effectively junior in right of payment to our secured indebtedness to the extent of the value of the assets securing such indebtedness.  Additionally, the PIK Notes rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the PIK Notes and; equal in right of payment to any of our liabilities that are not so subordinated.  In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure debt ranking senior or equal in right of payment to the PIK Notes (including the Secured Notes) will be available to pay obligations on the PIK Notes only after the secured debt has been repaid in full from these assets, and the assets of our subsidiaries will be available to pay obligations on the PIK Notes only after all claims senior to the PIK Notes have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the PIK Notes then outstanding. The indenture governing the PIK Notes will not prohibit us from incurring additional senior debt or secured debt, nor does it prohibit any of our subsidiaries from incurring additional liabilities.

As of December 31, 2019, our total consolidated principal amount of indebtedness outstanding was $422.6 million, of which an aggregate of $307.9 million represented obligations under the PIK Notes, and an aggregate of $114.7 million was secured indebtedness. For more information about our outstanding indebtedness, see Note 6 to the accompanying audited financial statements. As of December 31, 2019, our subsidiaries had $273.1 million of indebtedness and other liabilities (including trade payables, but excluding intercompany obligations and liabilities of a type not required to be reflected on a balance sheet of such subsidiaries in accordance with GAAP) to which the PIK Notes are structurally subordinated.

The PIK Notes are our obligations only and our operations are conducted through, and substantially all of our consolidated assets are held by, our subsidiaries.

We are a holding company, and almost all of our consolidated assets are held by our subsidiaries. The PIK Notes are our obligations exclusively and are not guaranteed by any of subsidiaries, which are separate and distinct legal entities and have no obligation, contingent or otherwise, to make payments on the PIK Notes or to make any funds available for that purpose.  In addition, our rights and the rights of our creditors, including the holders of the PIK Notes, to participate in the distribution or allocation of the assets of any subsidiary during its liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors, unless we are an unsubordinated creditor with recognized claims against the subsidiary. Claims from creditors (other than us) against the subsidiaries may include long term and medium-term debt and short-term borrowings.  To the extent we incur debt other than the PIK Notes, our ability to service that debt would depend on the results of operations of our subsidiaries and upon the ability of such subsidiaries to provide us with cash, whether in the form of dividends, loans or otherwise, to pay amounts due on our obligations.  The ability of such subsidiaries to make dividends, loans, or other distributions to us may be subject to contractual and other restrictions and are subject to other business considerations.

To service our indebtedness, we will require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.

Our ability to make scheduled cash payments on and to refinance or restructure our indebtedness, including the Secured Notes, and to fund future capital expenditures will depend on our ability to generate significant operating cash flow in the future, which, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal, premium, if any, and interest on our Secured Notes, the Ivy Credit Agreement and our other indebtedness. Further, a lack of sufficient cash flow will require us to continue to pay interest on the PIK Notes with payments in kind, which will further increase our amount of outstanding indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness, including our Secured Notes and the Ivy Credit Agreement. We may not be able to restructure or refinance our indebtedness prior to maturity on favorable terms, or at all. In addition, prevailing interest rates or other factors at the time of refinancing could increase our interest or other debt capital expense. Restructuring or refinancing our indebtedness could also require us to accept more onerous covenants and restrictions on our business operations. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations in an attempt to meet our debt service and other obligations. The SPV Indenture restricts our ability to conduct certain asset sales and/or use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices and on terms that we believe are fair, or at all, and any proceeds that we receive may not be adequate to meet any debt service obligations then due.

Covenants in our debt agreements restrict our business in many ways and a default and acceleration under those agreements which are secured could result in the lenders seizing all collateral granted to them as security for the loans.

Our debt agreements contain various covenants that, subject to certain exceptions, including customary baskets, generally limit our ability and our subsidiaries’ ability to, among other things:

•incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons;

•issue redeemable stock and preferred stock;

•pay dividends or distributions or redeem or repurchase capital stock;

•prepay, redeem or repurchase debt;

•make loans and investments;

•enter into agreements that restrict distributions from our subsidiaries;

•sell assets and capital stock of our subsidiaries;

•engage in certain transactions with affiliates; and

•consolidate or merge with or into, or sell substantially all of our assets to, another person.

Upon the occurrence of an event of default under the Secured Notes, the holders of the Secured Notes (or persons acting on their behalf), as the case may be, could elect to declare all amounts outstanding under the applicable indebtedness to be immediately due and payable. If we were unable to repay those amounts, the holders of our Secured Notes could proceed against the collateral granted to them to secure that indebtedness. Substantially all of the assets of our subsidiaries have been pledged as collateral as security for our Secured Notes. The collection of defaulted and delinquent accounts from our customers is an important source of cash flow to our business. Any interruption to our normal collection activities, such as would occur if a creditor proceeded against their security interest in those accounts, would likely result in a deterioration of cash flow, loss of liquidity and an inability to meet current and longer-term obligations. In addition, if the holders of our Secured Notes accelerate repayment of our Secured Notes, we expect we will not have sufficient assets to repay the amounts outstanding under our other indebtedness, including the PIK Notes. That means that, in the case of a foreclosure of our assets, our obligations under the Revolving Credit Agreement (which obligations are pledged as collateral for the Secured Notes) will be satisfied prior to our obligations under the PIK Notes and the value of the collateral may be insufficient to satisfy all of such obligations. Moreover, as of December 31, 2019, $73.0 million of indebtedness outstanding under the Ivy Credit Agreement is secured by substantially all of the assets of a subsidiary that does not guarantee our Secured Notes. These obligations are therefore structurally senior to the PIK Notes and the Secured Notes, as they relate to the non‑guarantor subsidiary collateral and payment obligations.

The Company’s reliance on specialty or other financing may be a risk if such financing sources become unavailable or their cost materially increases.

We rely on specialty financing obtained by our subsidiaries to provide liquidity for our short term and medium-term loans. However, we cannot guarantee that this financing will continue to be available, or continue to be available on reasonable terms. If such specialty financing sources became unwilling or unable to provide financing to us at prices acceptable to us we would need to secure, but may not be successful in securing, additional financing, which would require that we substantially reduce or stop loan originations. As the volume of loans that we make to customers increases, we may require the expansion of our borrowing capacity or the addition of new sources of capital. The availability of these financing sources depends on many factors, some of which are outside of our control.

The subsidiaries that enter into these financing arrangements may also experience the occurrence of events of default or breaches of financial or performance covenants under the Ivy Credit Agreement, which would result in a material adverse event that could result in a cross‑default under the SPV Indenture. Any such occurrence or breach could result in the trustee proceeding against the collateral, the reduction or termination of our access to institutional funding or increase our cost of funding. Increases in the cost of capital or the loss of debt financing could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

In the future, we, or our subsidiaries, may seek to access the debt capital markets to obtain capital to finance growth or refinance existing indebtedness. However, our future access to the debt capital markets could be restricted due to a variety of factors, including our financial condition and any further deterioration of our earnings, cash flows, balance sheet quality, or overall business or industry prospects, adverse regulatory changes, a disruption to or deterioration in the state of the capital markets or a negative bias toward our industry by market participants. Disruptions and volatility in the capital markets could also cause credit providers to restrict availability of new credit. Our ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions, and a potential disruption in the capital markets may adversely affect our efforts to arrange additional financing on terms that are satisfactory to us, if at all. If adequate funds are not available, or are not available on acceptable terms, we may not have sufficient liquidity to fund our operations, refinance existing indebtedness, make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges and this, in turn, could adversely affect our ability to advance our strategic plans. Additionally, if the capital and credit markets experience volatility, and the availability of funds is limited, third parties with whom we do business may incur increased costs or business disruption and this could adversely affect our business relationships with such third parties, which could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Credit ratings issued by statistical rating organizations could adversely affect our costs of financing.

Credit rating agencies rate our indebtedness based on factors that include our operating results, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading or downgrading the current rating, or placing us on a watch list for possible future downgrading. The current credit rating of our indebtedness, any future downgrading of that credit rating, or rating agencies placing us on a watch list for possible future downgrading could limit our ability to access the capital markets to meet liquidity needs and refinance maturing liabilities or increase the interest rates and our cost of financing.

Repayment of our debt is dependent on cash flow generated by our subsidiaries.

We are a holding company and our only material assets are the equity interests we hold in our subsidiaries. As a result, we are dependent upon dividends and other payments from our subsidiaries to generate the funds necessary to meet our outstanding debt service and other obligations and such dividends may be restricted by law or the instruments governing our indebtedness or other agreements of our subsidiaries. Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and cash interest payments on our indebtedness and other obligations. In addition, our subsidiaries are separate and distinct legal entities, and any payments on dividends, distributions, loans or advances to us by our subsidiaries could be subject to legal and contractual restrictions on dividends or other distributions. In addition, payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings. Additionally, we may be limited in our ability to cause any future joint ventures to distribute their earnings to us. Subject to certain qualifications, our subsidiaries are permitted under the terms of their indebtedness to incur additional indebtedness that may restrict payments from those subsidiaries to us. We can make no assurances that agreements governing the current and future indebtedness of our subsidiaries will permit those subsidiaries to provide us with sufficient cash to fund payments of principal and interest on our outstanding debt obligation, when due. If we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness or other obligations.

A change in the control of the Company could require us to repay certain of our outstanding indebtedness and we may be unable to do so.

Upon the occurrence of a “change of control,” as defined in the indenture governing the PIK Notes, subject to certain conditions, we may be required to repurchase the PIK Notes at a price equal to 100% of their principal amount thereof, together with any accrued and unpaid interest. The source of funds for that repurchase will be our available cash or cash generated from operations or other potential sources, including borrowings, sales of assets or sales of equity. We may not have sufficient funds from such sources at the time of any change of control to make the required repurchases of PIK Notes tendered. Our failure to purchase, or to give notice of purchase of, the notes would be a default under the indenture governing the PIK Notes. In addition, a change of control would constitute an event of default under the Ivy Credit Agreement and the Secured Notes. Any of our future debt agreements may contain similar provisions.

If a change of control occurs, we may not have enough assets to satisfy all obligations arising under our debt instruments as a result thereof. Upon the occurrence of a change of control, we could seek to refinance such indebtedness or obtain a waiver from the applicable creditors. We can make no assurances, however, that we would be able to obtain a waiver or refinance our indebtedness on commercially reasonable terms, if at all.

We may enter into transactions that would not constitute a change of control that could affect our ability to satisfy our obligations under indebtedness.

Legal uncertainty regarding what constitutes a change of control and the provisions of agreements governing our indebtedness may allow us to enter into transactions, such as acquisitions, refinancings or recapitalizations, which would not constitute a “change of control,” as defined in such agreements, but may increase our outstanding indebtedness or otherwise affect our ability to satisfy our obligations under our indebtedness.

Qualified Noteholders and Former Qualified Noteholders, as applicable, will have significant approval rights and their interests may conflict with the interests of our other investors.

Subject to certain exceptions, Qualified Noteholders and Former Qualified Noteholders have approval rights over certain significant actions by the Company, including the following:

•the issuance, purchase, exchange, redemption, repurchase of or determination whether to exercise repurchase rights in respect of any units of the Company or equity securities of any of our subsidiaries;

•the adoption of any management incentive plan;

•the entering into an agreement to make a public offering of our securities;

•the incurrence of debt by us or any of our subsidiaries other than trade payables or other debt incurred in the ordinary course of business or other debt permitted to be incurred by each of the PIK Notes and the Secured Notes;

•the refinancing of our PIK Notes or the Secured Notes;

•the giving by us or our subsidiaries of any guaranties or indemnities in connection with indebtedness or other obligations;

•any amendment to our limited liability company agreement or certificate of formation;

•the entry into certain change of control transactions and acquisitions by us or our subsidiaries;

•any redemption, repurchase or other form of satisfaction of the PIK Notes; and

•a change in the principal place of business of the Company to a place outside of the United States.

Allianz Global Investors U.S. LLC (the “Allianz Noteholder”) has an approval right in its sole discretion over any refinancing of the Secured Notes (in tandem with the Revolving Credit Agreement) or the Ivy Credit Agreement.

Even if our board of managers believes that taking a certain action is in the best interests of our security holders, we can provide no assurances that the Qualified Noteholders, the Former Qualified Noteholders or the Allianz Noteholder, as applicable, will consent to the taking of such action. In addition, the Qualified Noteholders and Former Qualified Noteholders have the ability to elect two of the five managers on our board of managers.  They selected Eugene Schutt and Jennifer Adams Baldock, both of whom served on the board of our Predecessor. To the extent the Allianz Noteholder nominates new managers to replace Mr. Schutt and Ms. Adams Baldock, it could disrupt the continuity of our board and may cause our board to change the course of its strategy for our Company. These provisions could make it difficult for holders of our Common Units to effect changes to our management and may prevent a change of control that is in the best interests of our unitholders. Furthermore, the entities that are Qualified Noteholders or may become Former Qualified Noteholders, including the Allianz Noteholder, are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. The Qualified Noteholders or Former Qualified Noteholders may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. In addition, given the significant approval rights, certain parties with rights under our limited liability company agreement may claim that certain actions were not approved appropriately, which could lead third parties to question the validity of actions taken by our board or management team.

Prior to the conversion of Class B Common Units to Class A Common Units, holders of Class A Common Units will have no voting rights.

Prior to the conversion of Class B Common Units to Class A Common Units, holders of Class A Common Units will have no voting rights. During this time, holders of Class A Common Units will only have the right to vote on amendments to our limited liability company agreement that would have certain negative consequences to them and such holders will have no right to vote in the election of managers. Holders of Class A Common Units will therefore have effectively no ability to control the management and governance of the Company.

We are not required to, and likely will not, satisfy our obligations under the PIK Notes in cash.

Interest on the PIK Notes accrues at the rate of 10.750% per annum and is payable by increasing the principal amount of a PIK Note or by issuing additional PIK Notes in a principal amount equal to such interest. In addition, we currently expect to satisfy our obligations under the PIK Notes through the issuance of additional Class A Common Units either at or prior to maturity pursuant to the optional redemption feature pursuant to the indenture governing the PIK Notes. As a result, holders of the PIK Notes will not receive any principal or interest payments in cash and will be subject to the risks of holding Class A Common Units described herein.

Holders of Class A Common Units will likely experience substantial dilution.

Holders of Class A Common Units will be diluted upon the issuance of additional Class A Common Units, either in connection with an additional capital raise or in connection with the redemption of the PIK Notes. We have the ability to redeem the PIK Notes through the issuance of additional Class A Common Units either at or prior to maturity pursuant to the optional redemption feature described in the indenture governing the PIK Notes. We currently expect to satisfy our obligations under the PIK Notes through such a redemption. Holders of Class A Common Units will experience immediate and substantial dilution upon the issuance of additional Class A Common Units in connection with the redemption of the PIK Notes.

Our ability to issue equity securities to finance future operations is limited and subject to the rights of certain investors.

As described above, Qualified Noteholders and Former Qualified Noteholders generally must approve issuances of additional units or other equity securities. In addition, under certain circumstances, if we issue additional units, holders of Class B Common Units, Class C Common Units and Class M Common Units have the right to receive additional units of the applicable class such that each existing holder’s percentage interest in the Company does not change as a result of the issuance of new units. Furthermore, each holder of at least 3% of the aggregate amount of the Class A Common Units and Class B Common Units that is an “accredited investor” (as defined under the Securities Act) shall have the right to purchase a number of units or other securities proposed to be issued by us equal to such holder’s overall percentage interest in the Company, or such lesser number, of the total number of new securities that the Company may propose to issue and sell. These provisions may prevent or discourage us from issuing additional equity, which could have a material adverse effect on our ability to finance our operations going forward.

There is no active trading market nor do we expect an active trading market to develop for our securities.

There is no trading market for the Common Units or PIK Notes, and we do not intend to apply to list any class of our Common Units or the PIK Notes on any securities exchange or arrange for a quotation on any automated dealer quotation system. We do not expect an active trading market for our Common Units or New PIK notes will develop or be sustained. Accordingly, there can be no assurance as to the liquidity of any markets that may develop, the ability of the holders of our securities to sell such securities or the prices at which holders may be able to sell their securities. If a trading market were to develop, the trading market in our securities may also be adversely affected by changes in the overall market for securities similar to ours and by changes in our financial performance or prospects or in the prospects for companies in our industry generally. Holders of our Common Units or PIK Notes may not be able, at any particular time to sell either the Common Units or PIK Notes at all or at a favorable price. We can provide no assurances that the PIK Notes, the Class A Units, or the Class B Units will trade at any particular price if a market ever develops.

Holders of PIK Notes will not be entitled to any rights with respect to our Class A Common Units, but they will be subject to all changes made with respect to them to the extent we issue Class A Common Units in redemption of the PIK Notes.

Holders of PIK Notes will not be entitled to any rights with respect to our Common Units (including, without limitation, voting rights and rights to receive any distributions) prior to the redemption date relating to such PIK Notes (if we have elected to redeem the PIK Notes by delivering solely Class A Common Units (other than paying cash in lieu of delivering any fractional unit)), but holders of PIK Notes will be subject to all changes affecting our Class A Common Units. For example, if an amendment is proposed to our limited liability company agreement requiring approval of holders of Common Units and the record date for determining the unitholders of record entitled to vote on the amendment occurs prior to the redemption date related to the redemption of PIK Notes (if we have elected to redeem the PIK Notes by delivering solely Class A Common Units (other than paying cash in lieu of delivering any fractional unit)), such holders will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes affecting our Class A Common Units.

Risks Related to Our Business

We are subject to regulation at both the state and federal levels that is susceptible to varying interpretations, and our failure to comply with applicable regulations could result in significant liability to us as well as significant additional costs to bring our business practices into compliance.

Our business and products are subject to extensive regulation by state, federal and local governments that may impose significant costs or limitations on the way we conduct or expand our business. In general, these regulations are intended to protect consumers and not our equity holders, bondholders, or lenders. These regulations include those relating to:

•usury, interest rates and fees;

•deferred presentment/small denomination lending, including terms of loans (such as maximum rates, fees and amounts and minimum durations); limitations on renewals and extensions; consumer reporting obligations; and disclosures;

•electronic funds transfers;

•licensing and posting of fees;

•lending practices, such as Truth‑in‑Lending and fair lending;

•unfair, deceptive and abusive acts and practices in consumer transactions;

•check cashing;

•money transmission;

•currency and suspicious activity recording and reporting;

•privacy and deletion of personal consumer information; and

•prompt remittance of excess proceeds for the sale of repossessed automobiles in certain states in which we operate as a secured lender.

Most state laws that specifically regulate our products and services establish allowable fees, interest rates and other financial terms. In addition, many states regulate the maximum amount, maturity, frequency, and renewal or extension terms of the loans we provide, as well as the number of simultaneous or consecutive loans. The terms of our products and services vary from state to state in order to comply with the specific laws and regulations of those states.

Our business is also regulated at the federal level. Our lending, like our other activities, is subject to routine oversight by the Federal Trade Commission, or FTC, and is subject to supervision by the Consumer Financial Protection Bureau (the “CFPB” or “Bureau”).

In addition, our lending and ancillary activities are subject to disclosure and non‑discrimination requirements, including under the federal Truth‑in‑Lending Act, Regulation Z adopted under that act and the Equal Credit Opportunity Act, Regulation B adopted under that act, as well as Fair Credit Reporting Act, or the FCRA, as amended by the Fair and Accurate Credit Transactions Act, and similar state laws, which promote the accuracy, fairness and privacy of information in the files of consumer reporting agencies, the Telephone Consumer Protections Act, or the TCPA, and the requirements governing electronic payments and transactions, including the Electronic Funds Transfer Act, Regulation E adopted under that act, and the Electronic Signatures in Global and National Commerce Act and similar state laws, particularly the Uniform Electronic Transactions Act, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures and, with consumer consent, permits required disclosures to be provided electronically. In 2007, the U.S. Congress effectively prohibited lenders from making certain short‑term consumer loans to members of the U.S. military, active‑duty reservists and National Guard, and their respective dependents. We are also subject to the Servicemembers Civil Relief Act and similar state laws, which allow military members and certain dependents to suspend or postpone certain civil obligations, as well as limit applicable rates, so that the military member can devote his or her full attention to military duties. Our operations are also subject to the rules and oversight of the Internal Revenue Service and U.S. Treasury related to the Bank Secrecy Act and other anti‑money laundering laws and regulations, as well as the privacy and data security regulations under the Gramm‑Leach‑Bliley Act and similar state laws such as the California Consumer Privacy Act.

The Fair Debt Collection Practices Act or FDCPA regulates third‑parties who regularly collect or attempt to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. Although the FDCPA is generally inapplicable to our internal collection activities, the CFPB may impose requirements on creditors that are similar to those imposed on debt collectors under the FDCPA and many states impose similar requirements on creditors some of which, such as the Rosenthal Fair Debt Collection Practices Act in California, may be more stringent than the current federal requirements. [To the extent we acquire loans from others, we would be subject to the FDCPA and any applicable state law.] In July of 2015, the CFPB released a summary of Proposal it is considering to reform debt collection practices. The CFPB convened a Small Business Regulatory Enforcement Act or SBREFA Consultation processes for both debt collectors and creditors and others engaged in collection activity who may not be debt collectors under the FDCPA. As a result of the SBREFA process for debt collectors a further set of proposals was issued in July 2016 but on July 17, 2017, the CFPB issued guidance regarding the timeline for further debt collection rulemaking. The guidance stated that further rulemaking would occur later in 2017. On May 7, 2019, the CFPB released its proposed rules on debt collection; the comment period for those proposed rules closed September 18, 2019. The proposed rules govern the activities of debt collectors, as defined in the FDCPA. In addition, regulations governing debt collection are subject to changing interpretations that differ from jurisdiction‑to‑jurisdiction. We undertake collection activity relative to debts that consumers owe to us and we use third party collections agencies to collect on debts incurred by consumers of our credit products. Additional regulatory changes or judicial interpretations could make it more difficult for us and for collections agencies to effectively collect on the loans we originate.

Statutes authorizing consumer loans and similar products and services, such as those we offer, typically provide the state agencies that regulate banks and financial institutions or similar state agencies with significant regulatory powers to administer and enforce the law. In most jurisdictions, we are required to apply for a license, meet certain net worth or capital requirements, provide surety bonds, file periodic written reports regarding business operations, and undergo comprehensive examinations or audits from time to time to assess our compliance with applicable laws and regulations.

State attorneys general and financial services regulators scrutinize our products and services and could take actions that may require us to modify, suspend, or cease operations in their respective states. In the aftermath of the 2016 presidential election and changes brought about by the new presidential administration, various state attorneys general and financial services regulators have become more aggressive in their interpretation of statutes and regulations and in prosecution or enforcement of infractions. We regularly receive, as part of comprehensive state examinations or audits or otherwise, comments from state attorneys general and financial services regulators about our business operations and compliance with state laws and regulations. These comments sometimes allege violations of, or deficiencies in complying with, applicable laws and regulations. While we have resolved most such allegations promptly and without penalty, we have been required to pay penalties in certain jurisdictions in the past. We operate in a large number of jurisdictions with varying requirements and we cannot anticipate how state attorneys general and financial services regulators will scrutinize our products and services or the products and services of our industry in the future. If we fail to resolve future allegations satisfactorily, there is a risk that we could be subject to significant penalties, including material fines, orders to make substantial refunds to customers, or that we may lose our licenses to operate in certain jurisdictions.

Regulatory authorities and courts have considerable discretion in the way they interpret licensing and other statutes and regulations under their jurisdiction and may seek to interpret or enforce existing regulations in new ways. If we fail to observe, or are not able to comply with, applicable legal requirements (as such requirements may be interpreted by courts or regulatory authorities), we may be forced to modify or discontinue certain product service offerings or to invest additional amounts to bring our product service offerings into compliance, which could adversely impact our business, results of operations and financial condition. In addition, in some cases, violation of these laws and regulations could result in fines, penalties, orders to make refunds to customers, and other civil and/or criminal penalties. For example, state laws may require lenders that charge interest at rates considered to be usurious or that otherwise violate the law to pay a penalty equal to the principal and interest due for a given loan or loans or a multiple of the finance charges assessed. Depending on the nature and scope of a violation, fines and other penalties for non‑compliance of applicable requirements could be significant and could have a material adverse effect on our business, results of operations and financial condition.

The CFPB has adopted rules applicable to our loans that could have a material adverse effect on our business and results of operations, on our ability to offer short and medium‑term consumer loans, on our ability to obtain ACH payment authorizations, and on our ability to remain in compliance with the SPV Indenture and the Ivy Credit Agreement. The original compliance date for those rules was August 19, 2019. The CFPB has delayed the compliance date until November 19, 2020, except, and although stayed by court order, the CFPB has retained the original August 2019 compliance date for the portion of the rules governing the initiation of electronic debits of consumer accounts. If the CFPB Rule is not substantially modified before becoming fully effective, the continuance of our current business would be materially less profitable, impractical or impossible, and we would most likely be unable to meet our debt obligations. In addition, both the CFPB and state officials are authorized to bring enforcement actions against companies that violate federal consumer financial laws which could result in significant liability to us as well as significant additional costs to bring our business practice into compliance.

Title X of the Dodd‑Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd‑Frank or the Dodd‑Frank Act, created the CFPB. The CFPB became operational in July 2011. On January 4, 2012, Richard Cordray was installed as its director through a recess appointment and in July 2013, was confirmed by the U.S. Senate. The United States Court of Appeals for the District of Columbia Circuit has held that the CFPB’s single‑director structure is constitutional. That decision was not appealed to the U.S. Supreme Court. Other federal courts, including the United States Supreme Court, are now considering the questions of the constitutionality of the CFPB’s structure. It is unknown what the impacts of those cases will be. For example, on October 18, 2019, the United States Supreme Court agreed to hear an appeal of a decision issued by the Ninth Circuit Court of Appeals in Seila Law LLC v. CFPB.  The case presents the opportunity for the Supreme Court to determine whether the CFPB’s structure is unconstitutional.  If the CFPB’s structure is found unconstitutional, the effects, including on the CFPB Rule described below, are unclear.

On June 2, 2016, the CFPB issued its Notice of Proposed Rule Making on Payday, Vehicle Title and Certain High‑Cost Installment Loans. Following a comment period, on October 5, 2017, the CFPB released its final rule (the “CFPB Rule”) applicable to payday, title and certain high‑cost installment loans. Absent the further rule issued by the CFPB on June 6, 2019, and a court order staying the effective date, the CFPB Rule would have been fully effective in November of 2019.

As initially promulgated, the CFPB Rule established an ability‑to‑repay, or ATR, requirements for “covered short‑term loans,” such as our single‑payment loans, and for “covered longer‑term balloon‑payment loans,” such as our revolving lines of credit, as currently structured. It establishes “penalty fee prevention” provisions that will apply to all of our loans, including our covered short‑term loans, and our installment loans and revolving lines of credit, which are “covered longer‑term loans” under the CFPB Rule.

Covered short‑term loans are consumer loans with a term of 45 days or less. Covered longer‑term balloon payment loans include consumer loans with a term of more than 45 days where (i) the loan is payable in a single payment, (ii) any payment is more than twice any other payment, or (iii) the loan is a multiple advance loan that may not fully amortize by a specified date and the final payment could be more than twice the amount of other minimum payments. Covered longer‑term loans are consumer loans with a term of more than 45 days where (i) the total cost of credit exceeds an annual rate of 36%, and (ii) the lender obtains a form of “leveraged payment mechanism” giving the lender a right to initiate transfers from the consumer’s account. Post‑dated checks, authorizations to initiate ACH payments and authorizations to initiate prepaid or debit card payments are all leveraged payment mechanisms under the CFPB Rule.

The ATR provisions of the CFPB Rule apply to covered short‑term loans and covered longer‑term balloon‑payment loans but not to covered longer term loans. Under these provisions, to make a covered short‑term loan or a covered longer‑term balloon‑payment loan, a lender has two options.

•A “full payment test,” under which the lender must make a reasonable determination of the consumer’s ability repay the loan in full and cover major financial obligations and living expenses over the term of the loan and the succeeding 30 days. Under this test, the lender must take account of the consumer’s basic living expenses and obtain and generally verify evidence of the consumer’s income and major financial obligations.

•A “principal‑payoff option,” under which the lender may make up to three sequential loans, without engaging in an ATR analysis. The first of these so‑called Section 1041.6 Loans in any sequence of Section 1041.6 Loans without a 30‑day cooling off period between them is limited to $500, the second is limited to two‑thirds of the first and the third is limited to one‑third of the first. A lender may not use this option if (1) the consumer had in the past 30 days an outstanding covered short‑term loan or an outstanding longer‑term balloon‑payment loan that is not a Section 1041.6 Loan, or (2) the new Section 1041.6 Loan would result in the consumer having more than six covered short‑term loans (including Section 1041.6 Loans) during a consecutive 12‑month period or being in debt for more than 90 days on such loans during a consecutive 12‑month period. For Section 1041.6 Loans, the lender cannot take vehicle security or structure the loan as open‑end credit.

On February 6, 2019, the CFPB proposed to rescind certain provisions of the CFPB Rule, specifically to repeal the ATR requirement, which the Bureau now refers to as the “mandatory underwriting provisions,” and to delay the compliance date for the mandatory underwriting provisions until November 19, 2020.  That proposal became a final rule on June 6, 2019.

The CFPB Rule’s penalty fee prevention provisions, which will apply to all covered loans, may have a greater impact on our operations than the ATR provisions of the CFPB Rule would have had. Under these provisions, if two consecutive attempts to collect money from a particular account of the borrower are unsuccessful due to insufficient funds, the lender cannot make any further attempts to collect from such account unless and until it provides notice of the unsuccessful attempts to the borrower and obtains from the borrower a new and specific authorization for additional payment transfers. Obtaining such authorization will be costly and in many cases not possible.

Additionally, the penalty fee prevention provisions will require the lender generally to give the consumer at least three business days’ advance notice before attempting to collect payment by accessing a consumer’s checking, savings, or prepaid account. These requirements will necessitate revisions to our payment, customer notification, and compliance systems and create delays in initiating automated collection attempts where payments we initiate are initially unsuccessful. Although the CFPB has indicated that it is still considering the penalty fee prevention provisions, if and when these provisions of the CFPB Rule go into effect as written, it will require substantial modifications in our current practices. These modifications would likely increase costs and reduce revenues. Accordingly, this aspect of the CFPB Rule could have a substantial adverse impact on our results of operations.

If the CFPB Rule penalty fee provisions, in whole or in part, go into effect substantially as written, or the effort to repeal the ATR provisions fail, these Rules will have a material adverse effect on our business, results of operations and financial condition. These rules would make our lending services, and the continuance of our current business, materially less profitable, impractical, or impossible, and may force us to modify or discontinue substantial parts of our business such as certain product offerings, including short‑term and medium‑term consumer loans. The CFPB Rules, or portions thereof, would most likely reduce our revenues and cash flow to such an extent that we would likely be unable to meet our debt obligations and we may be unable to comply with the terms of the SPV Indenture. If any of the foregoing were to occur, the value and trading price, if any, of our securities could be materially adversely affected and such impact could be significant.

The Dodd‑Frank Act authorizes the CFPB to conduct supervisory examinations and to adopt other rules that could potentially have a serious impact on our ability to offer short‑term consumer loans. The Dodd‑Frank Act also empowers the CFPB and state officials to bring enforcement actions against companies that violate federal consumer financial laws.

The CFPB has the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive,” or “abusive,” and hence unlawful, and the CFPB has used this authority in proposing the CFPB Rule. Various consumer advocacy groups have suggested that aspects of certain short‑term loans, such as payday loans, are “abusive” and therefore such loans should be declared unlawful. Should the CFPB adopt such a rule, it could have a serious impact on our ability to offer short‑term consumer loans, which would have a material adverse effect on our business, results of operations and financial condition.

The CFPB conducted an initial examination of certain of the retail operations in April of 2012, and issued an examination report in October of 2013, and an examination of our internet operations conducted by our then newly acquired internet subsidiaries in February of 2015, and issued an examination report in August of 2015. With respect to these CFPB examinations and reports, these supervised entities undertook various improvements in their operating and compliance procedures, controls and systems, but did not make material changes to their business. We anticipate additional examinations of our operations by the CFPB from time‑to‑time in the future. Because of the relative newness of the examination process, the confidentiality of that process, and changes in the CFPB under the interim and now the newly appointed director, we can provide no assurances as to how the CFPB’s examinations will impact us in the future.

In addition to the Dodd‑Frank Act’s grant of regulatory and supervisory powers to the CFPB, the Dodd‑Frank Act gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws (including the CFPB’s own rules). In these proceedings, the CFPB may be able to obtain cease and desist orders (which may include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. Also, where a company has violated Title X of Dodd‑Frank or CFPB regulations under Title X, Dodd‑Frank empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). If the CFPB or one or more state officials believe we have violated the foregoing laws or regulations, they may be able to exercise their enforcement powers in ways that would have a material adverse effect on us.

On June 25, 2019, the CFPB held a symposium on the meaning of “abusive acts or practices” under the Dodd‑Frank Act. This indicates that the CFPB will likely devote some regulatory attention to this area of consumer law, which may have a material impact on our business.

Changes in applicable laws and regulations, including adoption of new laws and regulations, and varying regulatory interpretations governing consumer protection, lending practices and other aspects of our business could have a significant adverse impact on our business, results of operations, financial condition or ability to meet our obligations, or make the continuance of our current business impractical, unprofitable or impossible.

We are subject to the risk that the laws and regulations governing our business are subject to change. State legislatures, the U.S. Congress, and various regulatory bodies may adopt legislation, regulations or rules or adapt varying regulatory interpretations of statutes or regulations that could negatively affect our results of operations or make the continuance of our current business impractical, unprofitable or impossible.

For instance, at the federal level, bills have been introduced in Congress since 2008 that would have placed a federal cap of 36% on the APR applicable to all consumer loan transactions. Another bill directed at payday loans would have placed a 15‑cent‑per‑dollar borrowed cap on fees for cash advances, banned rollovers (which is a practice that allows consumers to pay a fee to extend the term of a payday or other short‑term consumer loan), and required all lenders to offer an extended payment plan that would have severely restricted many of our payday lending products. Congress, as well as state legislatures and other state and federal governmental authorities have debated, and may in the future adopt, legislation or regulations that could, among other things, limit origination fees for loans, require changes to underwriting or collections practices, require us to be bonded or require us to report consumer loan activity to databases designed to monitor or restrict consumer borrowing activity, impose “cooling off” periods between the time a loan is paid off and another loan is obtained, or require specific ability to repay analyses before loans can be originated. Recent amendments to rules adopted under the Military Lending Act, or “MLA,” further restrict the interest rate and other terms that can be offered to certain active duty military personnel and their spouses and dependents. The amended MLA rules became effective on October 1, 2015, and apply to transactions consummated or established after October 3, 2016, for all credit products subject to the rules except credit cards, which have a later operative date. The MLA, as amended, restricts our ability to offer our products to military personnel and their dependents. Failure to comply with the MLA limits our ability to collect principal, interest, and fees from borrowers and may result in civil and criminal liability that could harm our business. Consumer advocacy groups and other opponents of payday and secured lending are likely to continue their efforts before Congress, state legislatures and the CFPB, to adopt laws or promulgate rules that would severely limit, if not eliminate, such loans.

Various states have also enacted or considered laws and regulations that could affect our business. Since July 1, 2007, several states in which we operate or previously operated, including South Dakota, Illinois, Kentucky, Ohio, Delaware, and Virginia, have enacted laws (or in the case of Arizona, allowed the deferred presentment law to expire) that have impacted our short‑term consumer loan business by adversely modifying or eliminating our ability to offer the loan products we previously offered in those jurisdictions. Recent state legislation has included the adoption of maximum APRs at rates well below a rate at which short‑term consumer lending is profitable, the implementation of statewide consumer databases combined with the adoption of rules limiting the maximum number of payday or other short‑term consumer loans any one customer can have outstanding at one time or in the course of a given period of time, the adoption of mandatory cooling‑off periods for consumer borrowers and the implementation of mandatory and frequently cost‑free installment repayment plan options for borrowers who request them, who default on their loans or who claim an inability to repay their loans.

The legislatures in states in which we have substantial operations, such as Virginia, California, Ohio and Alabama, have introduced bills that seek to impose significant reductions in the APR applicable to our loan products as well as restrictions on the number or frequency of loans and database requirements. In addition, voter referenda, in various states such as South Dakota and Montana, have resulted in the imposition of APR limits substantially lower than those that we generally charge. In Ohio, House Bill 123, or HB 123, was signed by Ohio’s Governor on July 30, 2018. HB 123 prohibits credit services organizations, such as our CSO subsidiary which previously operated in Ohio, from brokering an extension of credit if that credit is in a principal amount of less than five thousand dollars, with a term less than 180‑days, and that has an annual percentage rate greater than 28%. HB 123 became effective on October 30, 2018, but applies only to loans or extensions of credit made on or after April 28, 2019. Although alternative products are offered in the Ohio subsidiaries’

locations, the ultimate success of these alternatives is unknown and our business, results of operations, financial condition and cash flow will be materially adversely affected by HB 123.

The California State Assembly concurred with Senate amendments to Assembly Bill 539 (“AB 539”), on September 13, 2019. AB 539 was then signed by the Governor on October 10, 2019. AB 539 amends the California Financing Law (“CFL”), under which two of our California subsidiaries were previously authorized to make loans.  AB 539 prohibits lenders on closed-end loans with principal amounts between $2,500 and $10,000 from charging greater than 36% APR. AB 539 also imposes a number of other credit reporting and educational requirements on such lenders. AB 539 became effective on January 1, 2020, for any CFL loans or extensions of credit made after January 1, 2020.  Although our California subsidiaries are currently offering product alternatives, these subsidiaries have been forced to discontinue offering CFL loans in excess of $2,500.  As a result, it is probable that AB 539 will have a material adverse effect on our results of operations.

On February 21, 2020, AB 3010 was introduced in the California Assembly.  This bill, if passed and signed into law, would have a substantial impact on the payday lending business in California.  Starting July 1, 2021, deferred presentment transaction borrowers would be limited to four loans during any 365-day period, and deferred presentment transaction providers would be required to check database eligibility before making a deferred presentment transaction.  This may have a substantial impact on our payday lending business in California.

In Virginia, SB 421 is expected to pass the Virginia legislature and be signed into law by the Governor.  If that occurs, it will have a substantial impact on the open-end lending in Virginia, as lenders and borrowers will no longer be free to set interest rates.  Rather the interest on open-end credit would be capped at 36%.  This may have a substantial impact on our Virginia operations.

If any other initiatives, similar to those passed in Ohio and California, are successful in the future, our business, results of operations, financial condition and cash flow could be materially adversely affected.

In addition, under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules, even if not contained in state statutes, that affect the way we do business and may force us to terminate or modify our operations in particular states or affect our ability to renew licenses we hold. Regulators may also impose rules that are generally adverse to our industry. Any new licensing requirements or rules, or new interpretations of existing licensing requirements or rules, or our failure to follow licensing requirements or rules could have a material adverse effect on our business, prospects, results of operations and financial condition.

With respect to our internet operations, in most cases, our subsidiaries are licensed by the jurisdiction in which they offer loans. In the event a state does not have licensing requirements for entities that have no physical presence in the state, the loans are offered under an Idaho license. As of December 31, 2019, our internet operations are licensed or authorized to offer loans to residents of Alabama, Alaska, California, Delaware, Florida, Hawaii, Idaho, Indiana, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, Rhode Island, South Carolina, Tennessee, Utah, Virginia, Washington, Wisconsin, and Wyoming. In Texas, our internet operation facilitates loans originated by an unaffiliated third‑party lender.

In addition to our direct marketing efforts, we utilized the services of certain marketing firms as a source of new customers. These marketing firms may place advertisements on their websites that direct potential customers to our websites or may work with other marketing affiliates that operate separate websites to attract prospective customers whose information may be provided to lenders. As a result, the success of our business depends substantially on the willingness and ability of these marketing firms to provide us with prospective customers at acceptable prices. If regulatory oversight of such marketing activity is increased, through the implementation of new laws or regulations or the interpretation of existing laws or regulations, our ability to use such marketing resources could be restricted or eliminated. It is probable that states in which we do business may propose or enact restrictions on this type of marketing in the future and our ability to use these marketing sources in those states would then be interrupted. In addition, the CFPB has indicated its intention to examine compliance with federal laws and regulations by various sorts of marketing channels and to scrutinize the flow of non‑public, private consumer information between the firms that gather and the firms that purchase such information. The California Department of Business Oversight is currently evaluating whether businesses engaged in providing these services should be licensed as brokers or in some other manner. Failure of these marketing firms to comply with applicable laws or regulations, any changes in applicable laws or regulations, or changes in the interpretation or implementation of such laws or regulations, could have an adverse effect on our business and could increase negative perceptions of our business and industry. Additionally, the use of these marketing firms could subject us to additional regulatory cost and expense. If our ability to use these sorts of marketing services were impaired, our business, prospects, results of operations, financial condition and cash flows could be materially adversely affected.

Further, our internet operations use the automated clearing house funds transfer, or ACH, system to deposit loan proceeds into customers’ bank accounts, and our internet business utilizes the ACH system to collect amounts due by withdrawing funds from our customers’ bank accounts when we have obtained authorization to do so from the customer. Our ACH transactions are processed by banks and payment processors, and if these banks and payment processors cease to provide ACH processing services or materially limit or restrict our access to these services, we would have to materially alter, or possibly discontinue, some or all of our business if alternative electronic funds transfer processors are not available.

Actions by the U.S. Department of Justice, or the DOJ, the Federal Deposit Insurance Corporation, or the FDIC, and certain state regulators since 2013, referred to as Operation Choke Point, appeared to be intended to discourage banks and ACH payment processors from providing access to the ACH system for certain short‑term consumer loan providers, cutting off their access to the ACH system to either debit or credit customer accounts (or both). According to published reports, the Justice Department issued subpoenas to banks and payment processors and the FDIC and other regulators were said to be using bank oversight examinations to discourage banks from providing banking services, including access to the ACH system to certain short‑term consumer lenders. This heightened regulatory scrutiny by the Justice Department, the FDIC and other regulators caused banks and ACH payment processors to cease doing business with consumer lenders who are operating legally, without regard to whether those lenders comply with applicable laws, simply to avoid the risk of heightened regulatory scrutiny or even litigation. On June 5, 2014, Community Financial Services of America, a trade association representing short‑term lenders and a major payday lender filed a lawsuit against three U.S. banking regulators, the Federal Reserve, the FDIC, the Office of the Comptroller of the Currency and the Comptroller of the Currency, alleging that the federal regulators are improperly causing banks to terminate business relationships with payday lenders. The complaint seeks a declaration that the agencies have acted wrongfully and seeks an injunction barring the agencies from certain actions or informally pressuring banks to terminate their relationship with payday lenders. The lawsuit says that Bank of America Corp., Capital One Financial Corp., Fifth Third Bancorp, J.P. Morgan Chase & Co. and many smaller banks have terminated their relationships with payday lenders. Although the trade association was dismissed as a plaintiff in the lawsuit, several other payday and small loan lenders have joined the lawsuit as plaintiffs and have requested injunctive relief against the agencies. Notwithstanding the Justice Department’s formal confirmation that Operation Choke Point had fully concluded, banks continue to refuse to provide services to us and other small‑dollar lenders. On May 23, 2019, the FDIC announced that it had entered into a settlement of the lawsuit filed against it and the Office of the Comptroller of Currency, resulting in a stipulated dismissal of the entire lawsuit. In connection with that settlement, the FDIC issued a statement in which it discouraged member‑institutions from declining to provide banking services to entire categories of customers without regard to the risks presented by an individual customer or the financial institution’s ability to manage the risk. The statement further stated that member‑institutions are neither prohibited nor discouraged from providing services to customers operating in compliance with applicable federal and state law and that any recommended discontinuance of depository relationships would be made only through written reports that must be approved in writing by an FDIC Regional Director.

In addition, the National Automated Clearinghouse Association, or NACHA, has certain operating rules that govern the use of the ACH system. In November 2013, NACHA proposed amendments to these rules. After a public comment period, on July 28, 2014, NACHA revised its proposed amendments and distributed ballots to its membership to solicit votes on the revised amendments. The revised amendments were adopted by NACHA’s members in August 2014 and became effective on various dates in 2015 and 2016. These amendments, among other things (1) established certain ACH return rate levels, including an overall ACH return rate level of 15% of the originator’s debit entries (and if any of the specified return rate levels are exceeded, the origination practices and activities of the originator would be subject to a new preliminary inquiry process by NACHA), (2) enhanced limitations on certain ACH reinitiating activities, (3) imposed fees on certain unauthorized ACH returns and (4) allow for increased flexibility in how an initial NACHA rules violation investigation can be initiated, which does not change the rules enforcement process, but defines additional circumstances under which NACHA may initiate a risk investigation or rules enforcement proceeding based on the origination of unauthorized entries. The revised amendments provide clarification that certain industries deal with customers who are more likely to experience an insufficient funds scenario and that the review of an originator with returns in excess of certain of the specified thresholds would take into account the originator’s business model in conjunction with its ACH origination practices. As a result of these amendments, our access to the ACH system could be restricted, our ACH costs could increase and we may need to make changes to our business practices.

Our access to the ACH system could be impaired as a result of actions by regulators to cut off the ACH system to payday lenders or the NACHA rule amendments. The limited number of financial institutions we depend on have and additional financial institutions may in the future choose to discontinue providing ACH system access, treasury management and other similar services to us. If our access to the ACH and other electronic payment systems is impaired, we may find it difficult or impossible to continue some or all of our business, which could have a material adverse effect on our business, prospects, and results of operations, financial condition and cash flows. If we are unable to maintain access to needed financial services on favorable terms, we would have to materially alter, or possibly discontinue, some or all of our business if alternative processors are not available.

We cannot currently assess the likelihood of the enactment of any future unfavorable federal or state legislation or regulations. We can make no assurances that further legislative or regulatory initiatives will not be enacted that would severely restrict, prohibit or eliminate our ability to offer small denomination loan products to consumers. Future legislative or regulatory actions could entail reductions of the fees and interest that we are currently allowed to charge, limitations on loan amounts, lengthening of the minimum loan term and reductions in the number of loans a consumer may have outstanding at one time or over a stated period of time or could entail prohibitions against rollovers, consumer loan transactions or other services we offer. Such changes could have a material adverse impact on our business prospects, result of operations, financial condition and cash flows or could make the continuance of our current business impractical, unprofitable or impossible and therefore could impair our ability to meet our obligations and to continue current operations. Moreover, similar actions by states,  or by foreign countries, in which we do not currently operate could limit our opportunities to pursue our growth strategies. As we develop new services, we may become subject to additional federal and state regulations.

Certain financial institutions have discontinued and other financial institutions may in the future discontinue or decline to provide financial services to us because of regulatory pressure.

Operation Choke Point resulted in certain financial institutions discontinuing our and our competitors’ access to banking, payment processing and treasury management services. Operation Choke Point was initially described in an August 22, 2013, letter from thirty‑one members of Congress to both the DOJ and the FDIC. The letter stated, “[i]t has come to our attention that the DOJ and the FDIC are leading a joint effort that according to a DOJ official is intended to ‘change the structures within the financial system...choking [certain short-term lenders] off from the very air they need to survive.” The letter from Congress went on to say, “We are especially troubled by reports that the DOJ and FDIC are intimidating some community banks and third-party payment processors with threats of heightened regulatory scrutiny unless they cease doing business with online lenders.” The letter continued, “As a result, many bank and payment processors are terminating relationships with many of their long‑term customers who provide underserved consumers with short‑term credit options.”

In its December 8, 2014, report, the U.S. House of Representatives Committee on Oversight and Government Reform concluded that the FDIC and DOJ acted improperly in forcing banks to discontinue their relationships with certain targeted business enterprises, including short term lenders. On August 16, 2017, the Department of Justice formally confirmed the end of Operation Choke Point. Notwithstanding this report or the Justice Department announcement, we cannot guarantee that there will be no further adverse impact on our banking relationships, nor can we guarantee that any bank or other financial institution will continue to or undertake to do business with us, which may include such banks or financial institutions declining to participate in our efforts to refinance our existing debt. Any deterioration of our banking relationships, due to Operation Choke Point or otherwise, could have a material adverse effect on our business, results of operations and financial condition, could make the refinancing of our current indebtedness difficult or impossible, or could make the continuance of our current business impractical, unprofitable or impossible.

Short‑term consumer lending, including payday lending, is highly controversial and has been criticized as being predatory by certain advocacy groups, legislators, regulators, media organizations and other parties.

A significant portion of our revenue comes from loan interest and fees on payday or similar short‑term consumer loans and from services we provide our customers. The short‑term consumer loans we make may involve APRs (i.e. the cost of credit expressed in terms of an annual percentage) exceeding 390%. Consumer advocacy groups and media reports often focus on this number as a representation of the costs to a consumer for small dollar loans and claim that such loans can trap borrowers in a “cycle of debt” and claim further that they are predatory or abusive. While we believe that the short-term liquidity of these loans provide benefits to our customers (particularly when compared to the consequences the customers may face) when responsibly utilized, the controversy surrounding this activity may result in our and the industry being subject to the threat of adverse legislation, regulation or litigation motivated by such critics. For example, recent litigation against Scott Tucker, Tim Muir, Charles Hallilan, and their businesses have focused significant attention on the rest of small‑dollar lending. Although involving a different business model, such litigation invites unfair comparisons and casts a negative light on all small‑dollar lending. This negative attention could spawn more legislation, regulation, voter referenda, or litigation that would have a material adverse effect on our business, results of operations and financial condition or could make the continuance of our current business impractical, unprofitable or impossible. In addition, if this negative characterization of small consumer loans becomes increasingly accepted by consumers, demand for these loan products could significantly decrease, which could have a material adverse effect on our business, results of operations and financial condition. Further, media coverage and public statements that assert some form of inappropriateness in our products and services can lower employee morale, make it more difficult for us to attract and retain qualified employees, management and directors, divert management attention and increase expense.

Customer complaints or negative public perception of our business could result in a decline in our customer growth and our business could suffer.

Our reputation is very important to attracting new customers and securing repeat business relationships with existing customers. While we believe that our recently acquired subsidiaries have a good reputation and provide customers with a superior experience, there can be no assurance that these subsidiaries will continue to maintain a good relationship with customers or avoid negative publicity.

In addition, the ability of our newly acquired subsidiaries to attract and retain customers is highly dependent upon the external perceptions of their level of service, trustworthiness, business practices and other subjective qualities. Negative perceptions or publicity regarding these matters—even if related to seemingly isolated incidents, or even if related to practices not specific to those products and services that offered, such as collection of our own debt—could erode trust and confidence and damage our reputation among existing and potential customers, which would make it difficult to attract new customers and retain existing customers, significantly decrease the demand for our products, result in increased regulatory scrutiny, and have a material adverse effect on our business, prospects, results of operations, and financial condition.

Some of our (and our competitors’) lending practices in certain states have become or may become the subject of regulatory scrutiny and/or litigation. An unfavorable outcome in ongoing or future litigation or regulatory proceedings could force us to discontinue these business practices and/or make monetary payments. This could have a material adverse effect on our business, financial condition and results of operations.

In most cases, our subsidiaries make consumer loans without any involvement of either affiliated or unaffiliated third parties. In Texas, we offer loans that are made and funded by an unaffiliated third‑party lender. While we believe that this multiple‑party program is lawful, it entails heightened legal risk when compared to our single‑party loan programs. In an effort to prohibit two‑step lending programs similar to the Ohio program previously offered by one of our Ohio subsidiaries, in 2010 the Ohio Department of Commerce, Division of Financial Institutions, or the Ohio Division, adopted a rule (which was judicially declared invalid) and entered an order against another lender in regulatory enforcement proceedings (which order was vacated by the same judge that overturned the Ohio Division rule). The Ohio Division waived its right to appeal and agreed to terminate and/or not commence any regulatory proceedings challenging this practice. Given the law change in Ohio brought about by HB 123, the multi‑party loan program previously offered in Ohio was abandoned at the end of April 2019. Moreover, if there are changes in law in Texas or if litigation successfully advances arguments that defeat the Texas loan program, we could be forced to discontinue or make material changes to the program and we could also become subject to private class action litigation with respect to fees collected under such a program. Any or all of these actions could have a material adverse effect on our business, financial condition and results of operations.

Judicial decisions, amendments to the Federal Arbitration Act, or actions by State legislative or regulatory bodies could render the arbitration agreements we use illegal or unenforceable.

We include pre‑dispute arbitration provisions in our consumer loan agreements. These provisions are designed to allow us to resolve any customer disputes through individual arbitration rather than in court. Our arbitration agreements contain certain consumer‑friendly features, including terms that require in‑person arbitration to take place in locations convenient for the consumer and provide consumers the option to pursue a claim in small claims court, provide for recovery of certain of the consumer’s attorney’s fees, require us to pay certain arbitration fees and allow for limited appellate review. However, our arbitration provisions explicitly provide that all arbitrations will be conducted on an individual and not on a class basis. Thus, our arbitration agreements, if enforced, have the effect of shielding us from class action liability. They do not generally have any impact on regulatory enforcement proceedings.

We take the position that the Federal Arbitration Act or FAA requires the enforcement in accordance with the terms of arbitration agreements containing class action waivers of the type we use. While many courts, particularly federal courts, have agreed with this argument in cases involving other parties, an increasing number of courts, including courts in California, Missouri, Washington, New Jersey, and a number of other states, have concluded that arbitration agreements with class action waivers are “unconscionable” and hence unenforceable, particularly where a small dollar amount is in controversy on an individual basis.

In April 2011, the U.S. Supreme Court ruled in the AT&T Mobility v. Concepcion case that consumer arbitration agreements meeting certain specifications are enforceable. Because our arbitration agreements differ in several respects from the agreement at issue in that case, this potentially limits the precedential effect of the decision on our business. In addition, Congress has considered legislation that would generally limit or prohibit mandatory pre‑dispute arbitration in consumer contracts and has adopted such a prohibition with respect to certain mortgage loans and also certain consumer loans to members of the military on active duty and their dependents. Further, the CFPB adopted a final rule prohibiting the use of mandatory arbitration clauses with class action waivers in consumer financial services contracts, or the CFPB Anti‑Arbitration Rule, on July 19, 2017. On November 1, 2017, President Trump signed a congressional resolution under the Congressional Review Act overturning the CFPB Anti‑Arbitration Rule. Accordingly, the CFPB Anti‑Arbitration Rule will not become effective, and, pursuant to the Congressional Review Act, the CFPB is prevented from reissuing the disapproved rule in substantially the same form or issuing a new rule that is substantially the same, absent specific legislative authorization for a reissued or new rule.

Irrespective of Concepcion, some courts continue to find and some state legislatures continue to advance legislation to make arbitration agreements unenforceable. Thus, it is possible that one or more courts could use the differences between our arbitration agreements and the agreement at issue in Concepcion as a basis for a refusal to enforce our arbitration agreements, particularly if such courts are hostile to our kind of lending or to pre‑dispute mandatory consumer arbitration agreements. Further, it is possible that a change in composition at the U.S. Supreme Court, including the recent additions of Justices Gorsuch and Kavanaugh, could result in a change in the U.S. Supreme Court’s treatment of arbitration agreements under the FAA. If our arbitration agreements were to become unenforceable for some reason, we could experience an increase to our consumer litigation costs and exposure to potentially damaging class action lawsuits, with a potential material adverse effect on our business and results of operations.

Any judicial decisions, legislation in Congress or in the various states in which we operate, or other rules or regulations that impair our ability to enter into and enforce pre‑dispute consumer arbitration agreements or class action waivers would significantly increase our exposure to class action litigation as well as litigation in plaintiff‑friendly jurisdictions and significantly increase our litigation expenses. Such litigation could have a material adverse effect on our business, results of operations and financial condition.

Provisions of Dodd‑Frank limiting interchange fees on debit cards could reduce the appeal of debit cards we distribute and/or limit revenues we receive from our debit card activities.

Dodd‑Frank contains provisions that require the Federal Reserve Board to adopt rules that would sharply limit the interchange fees that large depository institutions (those that, together with their affiliates, have at least $10 billion of assets) can charge retailers who accept debit cards they issue. On June 29, 2011, the Federal Reserve Board set the interchange fee applicable to debit card transactions at 21 cents per transaction. While the statute does not apply to smaller entities, it is possible, and perhaps likely, that Visa, MasterCard and other debit card networks will continue their current practice of establishing the same interchange fees for all issuers or will establish interchange fees for exempt entities at levels significantly below current levels. If this happens, we would expect the issuer and processor of our debit cards to attempt to recover lost interchange revenues by imposing new or higher charges on cardholders and by seeking to capture a greater percentage of card revenues from us. Additional charges on debit cardholders could discourage use of debit cards for consumer transactions, and in either event, our revenues from prepaid debit card distribution would likely decline, perhaps materially.

Changes in local rules and regulations such as local zoning ordinances could negatively impact our business, results of operations and financial condition or could make the continuance of our current business impractical, unprofitable or impossible.

In addition to state and federal laws and regulations, our business is subject to various local rules and regulations, such as local zoning regulations and permit licensing. Local jurisdictions’ efforts to restrict the business of alternative financial services providers through the use of local zoning and permit laws have been on the rise and we anticipate that they will continue on the rise. Any actions taken in the future by local zoning boards or other local governing bodies to require special use permits for, or impose other restrictions on, our ability to provide products and services could adversely affect our ability to expand our operations or force us to attempt to relocate existing stores.

Potential litigation and regulatory proceedings could have a material adverse impact on our business, results of operations and financial condition in future periods.

We have been and could in the future become subject to lawsuits, regulatory proceedings or class actions challenging the legality of our lending or other business practices. An adverse ruling in any proceeding of this type could force us to refund fees and/or interest collected, refund the principal amount of advances, pay triple or other multiple damages, pay monetary penalties and/or modify or terminate operations in particular states or nationwide. Defense of any lawsuit, even if successful, could require substantial time and attention of our senior management that would otherwise be spent on other aspects of our business and could require the expenditure of significant amounts for legal fees and other related costs. Settlement of lawsuits may also result in significant payments and modifications to our operations. Adverse interpretations of the law in proceedings in which we are not currently a party could also have a material adverse effect on our business, results of operations and financial condition or could make the continuance of our current business impractical, unprofitable or impossible.

A significant portion of our assets are held in a limited number of states.

As of December 31, 2019, approximately 12.3% of our total gross finance receivables of $98.3 million were held in Alabama, 12.0% were held in Arizona, 26.9% were held in California, 8.9% were held in Mississippi and 12.3% were held in Virginia. The outstanding amount of gross finance receivables in Ohio and Texas was $12.1 million consisting of $5.0 million in short‑term and $7.1 million in installment loans, which were guaranteed by a subsidiary of the Company as part of the CSO program.  In addition, a subsidiary of the Company has also entered into certain debt buying arrangements to leverage our expertise in collecting delinquent loans.  The amount of gross finance receivables as part of the debt buyer program was $28.4 million and we reserved $3.5 million for this debt buying liability.  As a result, if any of the events noted in this “Risk Factors” section were to occur with respect to our retail locations and internet operations in these states, including changes in the regulatory environment, or if the economic conditions in any of these states were to worsen, any such event could significantly reduce our revenue and cash flow and materially adversely affect our business, results of operations and financial condition or could make the continuance of our current business impractical, unprofitable or impossible.

Our revenue and revenue less provision for losses from check cashing services may be materially adversely affected if the number of consumer check cashing transactions decreases as a result of technological development or in response to changes in the tax preparation industry.

For the fiscal years ended December 31, 2017, 2018 and 2019, approximately 12.6%, 13.6% and 15.9%, respectively, of our revenues were generated from the check cashing business. Recently, there has been increasing penetration of electronic banking services into the check cashing and money transfer industry, including the increasing adoption of prepaid debit cards, direct deposit of payroll checks, electronic payroll payments, electronic transfers of government benefits and electronic transfers using on‑line banking and other payment platforms. A recent study by the Federal Reserve Board suggests that payments through electronic transfers are displacing a portion of the paper checks traditionally cashed in our stores by our customers. Employers are increasingly making payroll payments available through direct deposit or onto prepaid debit cards. In addition, state and federal assistance programs are increasingly requiring benefits be delivered either through direct deposit programs or prepaid debit cards, and the federal government has announced initiatives to transition the disbursement of some federal tax refunds to prepaid debit cards. For example, in April 2011, the State of California stopped issuing paper checks to benefits recipients, which adversely affected our check cashing revenue in that state. Moreover, the rise of on‑line payment systems that allow for electronic check and credit card payments to be made directly to individuals has further contributed to the decline in this market. To the extent that checks received by our customer base are replaced with such electronic transfers or electronic transfer systems developed in the future, both the demand for our check cashing services and our revenues from our check cashing business could decrease. In addition, a significant part of our business involves the cashing of tax refund checks. Recent changes in the tax preparation industry, including tax preparers offering prepaid debit cards as an alternative to tax refund checks and a decrease in the number of tax preparers offering refund anticipation loans (which are typically disbursed by checks at the offices of the tax preparer) could cause the number of tax refund checks we cash to decline, which could have a material adverse effect on our financial condition and results of operations.

If our estimates of our allowance for loan losses and accrual for third party losses are not adequate to absorb actual losses, our financial condition and results of operations could be adversely affected.

We utilize a variety of underwriting criteria, actively monitor the performance of our consumer loan portfolio and maintain an allowance for losses on loans we underwrite (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in our loan receivables portfolio. To estimate the appropriate level of loan loss reserves, we consider known and relevant internal and external factors that affect loan collectability, including the total amount of loans outstanding, historical charge‑offs, our current collection patterns and current economic trends. Our methodology for establishing our allowance for doubtful accounts and our provision for loan losses is based in large part on our historic loss experience. If customer behavior changes as a result of economic conditions and if we are unable to predict how the widespread loss of jobs, housing foreclosures and general economic uncertainty may affect our loan loss allowance, our provision may be inadequate. In addition, expansion of our consumer loan portfolios has resulted and will continue to result in a higher provision for loan losses. Additionally, in our credit services organization business, we guarantee repayment of the third-party lender’s extending credit to our customers. We employ a methodology similar to that for estimating our own loan loss reserves to establish an accrual for doubtful accounts of these third‑party lenders. As of December 31, 2017, our loan loss allowance was $16.3 million and in 2017 we had a net charge off of $97.5 million related to losses on our loans. As of December 31, 2018, our loan loss allowance was $3.5 million and in 2018 we had a net charge off of $67.8 million during the Predecessor period and ($1.5 million) during the Successor period related to losses on our loans. As of December 31, 2019, our loan loss allowance was $13.8 million and in 2019 we had a net charge off of $59.1 million related to losses on our loans. Our accrual for third party lender losses and debt buyer liability was $2.6 million and $3.5 million, and we had net charge offs of $18.9 million and $7.1 million, respectively, as of December 31, 2019. Our loan loss allowances, however, are estimates, and if actual loan losses are materially greater than our loan loss allowances, our financial condition and results of operations could be adversely affected.

The failure of third parties who provide products, services or support to us to maintain their products, services or support could disrupt our operations or result in a loss of revenue.

We are reliant on third parties to provide certain products, services and support that are material to our business. In the event such parties become unwilling or unable to continue to provide such products, services or support to us, our business operations could be disrupted and our revenue could be materially and adversely affected. These risks may be exacerbated by our financial condition, as counterparties may consider credit risk in relation to doing business with us. For example:

•Our prepaid debit card business depends on our agreements for related services with Insight, which is now owned by GreenDot. If any disruption in this relationship occurs, our revenue generated as an agent for Insight’s product offerings may be adversely affected.

•Our money transfer and money order business depends on our agreements for such services with Western Union. If any disruption in these relationships occurs, our revenue generated from our money order and money transfer product offerings may be adversely affected. Approximately $4.4 million in 2017, $4.2 million in 2018, and $4.1 million in 2019, or 1.2%

1.2%, and 1.2%, respectively, of our total revenue for the years ended December 31, 2017, 2018, and 2019, was related to our money transfer and money order services, respectively.

•We also have product and support agreements with various other third‑party vendors and suppliers, including payment processing, information technology services, and telecommunications providers. If we fail to do appropriate oversight of these vendors, if our oversight is inadequate or if a third‑party provider fails to provide its product or service or to maintain its quality and consistency, we could lose customers and related revenue from those products or services, or we could experience a disruption in our operations, any of which may adversely affect our business, results of operations and financial condition.

•If any of the independent third‑party lenders that originate the consumer loans offered under the credit access business model or offer loans directly to our customers, is required to stop, stops, curtails, or makes material changes to its lending, and we are unable to replace them, we could lose customers and related revenue from those customers or services, or we could experience a disruption in our operations, any of which may adversely affect our business, results of operations and financial condition.

•Various payment processors, on which we rely to present checks or process debit card transactions, and banks on which we rely for depository and treasury management services, may succumb to regulatory pressure, such as those pressures that were exerted during the now discontinued Operation Choke Point or for other reasons, and decline to process future transactions for us or conduct any business with us which could cause a disruption in our operations that may adversely affect our business, results of operation and financial condition or could make the continuance of our current business impractical, unprofitable or impossible.

To the extent that our current and future business growth strategy involves new store acquisitions and our failure to manage our growth or integrate or manage newly acquired stores may adversely affect our business, results of operations and financial condition.

We may attempt to grow through the acquisition and opening of new stores. The acquisition or opening of additional stores may impose costs on us and subject us to numerous risks, including:

•costs associated with identification of store locations to be acquired and negotiation of acceptable lease terms;

•costs associated with leasing and construction;

•exposure to new or unexpected changes to existing regulations as we enter new geographic markets;

•costs associated with, and consequences related to our failure to obtain, necessary regulatory approvals, including state licensing approvals for change‑of‑control;

•integration of acquired operations or businesses, including the transition to our information technology systems;

•local zoning or business license regulations;

•the loss of key employees from acquired businesses and the ability to attract and retain employees in connection with store openings;

•diversion of management’s attention from our core business;

•incurrence of additional indebtedness (if necessary to finance acquisitions or openings);

•assumption of contingent liabilities;

•the potential impairment of acquired assets;

•the possibility that tax authorities may challenge the tax treatment of future and past acquisitions;

•incurrence of significant immediate write‑offs; and

•performance which may not meet expectations.

We cannot make assurances that we will be able to expand our business successfully through additional store acquisitions. Our failure to successfully expand, manage or complete the integration of acquired businesses may adversely affect our business, results of operations and financial condition.

We may not realize the expected benefits of acquisitions because of integration difficulties and other challenges.

The success of any acquisition depends, in part, on our ability to integrate the acquired business with our business and our ability to increase its operating‑level performance in line with our historical operating‑level performance. The integration process may be complex, costly and time‑consuming and may not result in the anticipated improvements to operating‑level performance. The difficulties of integrating the operation of a business may include, among others:

•failure to implement our business plan for the combined business;

•failure to achieve expected synergies or cost savings;

•unanticipated issues in integrating information, technology and other systems;

•unanticipated challenges in implementing our short‑term or medium-term consumer lending practices in acquired stores or in marketing loan products to their existing customers;

•unanticipated changes in applicable laws and regulations; and

•unanticipated issues, expenses and liabilities.

We may not accomplish the integration of the acquired business smoothly, successfully or with the anticipated costs or time frame. The diversion of the attention of management from our operations to the integration effort and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the acquisition and could adversely affect our business.

We may not be successful at entering new businesses or broadening the scope of our existing product and service offerings.

We may enter into new businesses that are adjacent or complementary to our existing businesses and that broaden the scope of our existing product and service offerings. For example, in 2012 we entered the business of offering loan products over the internet through the acquisition of our then internet subsidiary, Direct Financial Solutions, and in 2015 and 2016, we expanded our installment loan program with longer term and greater principal amounts at lower interest rates. We may not achieve our expected growth if we are not successful in entering these new businesses or in broadening the scope of our existing product and service offerings. In addition, entering new businesses and broadening the scope of our existing product and service offerings may require significant upfront expenditures that we may not be able to recoup in the future. These efforts may also divert management’s attention and expose us to new risks and regulations. As a result, entering businesses and broadening the scope of our existing product and service offerings may have a material adverse effect on our business, results of operations and financial condition.

If we lose key management or are unable to attract and retain the talent required for our business, our operating results and growth could suffer.

Our future success depends to a significant degree upon the members of our senior management. The loss of the services of members of senior management could harm our business and prospects for future development. Our continued growth also will depend upon our ability to attract and retain additional skilled management personnel. If we are unable to attract and retain the requisite personnel, our business, results of operations and financial condition may be adversely affected.

We are dependent on hiring an adequate number of hourly employees to run our business and are subject to government regulations concerning these and our other employees, including minimum wage laws. These laws and regulations together with other factors influencing labor costs could have a material adverse effect on our business.

Our workforce is comprised primarily of employees who work on an hourly basis. In certain areas where we operate, there is significant competition for employees. Our ability to continue to expand our operations depends on our ability to attract, train and retain a large and growing number of qualified employees. The lack of availability of an adequate number of hourly employees, geographically‑driven market influences on labor costs, or increases in wages and benefits to current employees could adversely affect our operations. We are subject to applicable rules and regulations relating to our relationship with our employees, including the U.S. Fair Labor Standards Act, the National Labor Relations Act, the U.S. Immigration Reform and Control Act of 1986 and various federal and state laws governing various matters including minimum wage and break requirements, union organizing, exempt status classification, health benefits, unemployment and employment taxes and overtime and working conditions. Although we were not a party to the litigation, a recent decision by the California Supreme Court addressing when and how wages and overtime should be calculated for California employees may have a material adverse effect on our business. The outcome of other cases pending before the California Supreme Court may result in even higher labor costs in California. Legislative increases in the federal minimum wage, the increasing number of state and local legislative increases to the minimum wage, and other regulatory changes in exempt status classification, as well as increases in additional labor cost components, such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, as well as the cost of litigation in connection with these regulations, would increase our labor costs. Furthermore, if we are unable to locate, attract, train or retain qualified personnel, or if our costs of labor increase significantly, our business, results of operations and financial condition may be adversely affected.

Competition in the retail financial services industry is intense and could cause us to lose market share and revenue.

The industry in which we operate has low barriers to entry and is highly fragmented and very competitive. In addition, we believe that the market will become more competitive as the industry continues to consolidate. We compete with other check cashing stores, short‑term consumer lenders, internet lenders, mass merchandisers, grocery stores, banks, savings and loan institutions, other financial services entities and other retail businesses that cash checks, offer short‑term consumer loans, sell money orders, provide money transfer services or offer similar products and services. Some of our competitors have larger and more established customer bases, and substantially greater financial, marketing and other resources, than we do. For example, Wal‑Mart offers a general‑purpose reloadable prepaid debit card and also offers check cashing services, money transfers and bill payments through its “Money Centers” in select locations. In addition, short‑term consumer loans are increasingly offered by local banks and employee credit unions. Our stores also face competition from automated check cashing machines deployed in supermarkets, convenience stores and other venues by large financial services organizations. In addition, our competitors may operate, or begin to operate, under business models less focused on legal and regulatory compliance than ours, which could put us at a competitive disadvantage. We can make no assurances that we will be able to compete successfully against any or all of our current or future competitors. As a result, we could lose market share and our revenue could decline, thereby affecting our ability to generate sufficient cash flow to service our indebtedness and fund our operations.

Our competitors’ use of other business models could put us at a competitive disadvantage and have a material adverse effect on our business.

We operate our business pursuant to the laws and regulations of the states in which we conduct business, including compliance with the maximum fees allowed and other limitations and we are licensed in every state in which we lend and in which a license is required. Some of our competitors, especially certain internet lenders, operate using other business models, including a “single‑state model” where the lender is generally licensed in one state and follows only the laws and regulations of that state regardless of the state in which the customer resides and the lending transaction takes place, an “offshore model” where the lender is not licensed in any U.S. state and does not typically comply with any particular state’s laws or regulations or a “tribal model” where the lender follows the laws of a Native American tribe regardless of the state in which the lender is located, the customer resides and the lending transaction takes place. Competitors using these models may have higher revenue per customer and significantly less burdensome compliance requirements, among other advantages. Additionally, negative perceptions about these models could cause legislators or regulators to pursue additional industry restrictions that could affect the business model under which we operate, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

A reduction in demand for our products and services and failure by us to adapt to such reduction could adversely affect our business and results of operations.

The demand for a particular product or service we offer may be reduced due to a variety of factors, such as regulatory restrictions that decrease customer access to particular products, the availability of competing products or changes in customers’ preferences or financial conditions. Should we fail to adapt to significant changes in our customers’ demand for, or access to, our products or services, our revenues could decrease significantly and our operations could be harmed. Even if we make changes to existing products or services or introduce new products or services to fulfill customer demand, customers may resist or may reject such products or services. Moreover, the effect of any product change on the results of our business may not be fully ascertainable until the change has been in effect for some time and by that time it may be too late to make further modifications to such product or service without causing further harm to our business, results of operations and financial condition.

Demand for our products and services is sensitive to the level of transactions effected by our customers, and accordingly, our revenues could be affected negatively by a general economic slowdown.

We anticipate that a significant portion of our revenues will be derived from cashing checks and consumer lending. An economic slowdown could cause deterioration in the performance of our consumer loan portfolio and in consumer demand for our financial products and services. For example, a significant portion of our check cashing business is generated by cashing payroll checks and any prolonged economic downturn or increase in unemployment could have a material adverse effect on such business. In addition, reduced consumer confidence and spending may decrease the demand for our other products and services. Also, any changes in economic factors that adversely affect consumer transactions and employment could reduce the volume of transactions that we process and have an adverse effect on our business, results of operations and financial condition.

Our future growth and financial success will be harmed if there is a decline in the use of prepaid debit cards as a payment mechanism or if there are adverse developments with respect to the prepaid debit card services industry in general.

As the market for prepaid debit card services matures, consumers may find prepaid debit cards to be less attractive than traditional bank solutions. Further, other alternatives to prepaid debit cards may develop and limit the growth of, or cause a decline in the demand for, prepaid debit cards. In addition, negative publicity surrounding other prepaid debit card services providers could impact our business and prospects for growth to the extent it adversely impacts the perception of the prepaid debit card services industry among consumers. If consumers do not continue to increase their usage of prepaid debit card services, our operating revenues may remain at current levels or decline. Predictions by industry analysts and others concerning the growth of prepaid debit card services as an electronic payment mechanism may overstate the growth of an industry, segment or category, and no undue reliance should be placed upon them. The projected growth may not occur or may occur more slowly than estimated. If consumer acceptance of prepaid debit card services does not continue to develop or develops more slowly than expected or if there is a shift in the mix of payment forms, such as cash, credit cards, traditional debit cards and prepaid debit cards, away from our products and services, it could have a material adverse effect on our business, results of operations and financial condition.

Disruptions in the credit markets may negatively impact the availability and cost of our short‑term borrowings, which could adversely affect our results of operations, cash flows and financial condition.

If our cash flow from operations is not sufficient to fund our working capital and other liquidity needs, we may need to rely on the banking and credit markets to meet our financial commitments and short‑term liquidity needs. Disruptions in the capital and credit markets, as experienced in the wake of the 2008 financial crisis, could adversely affect our ability to draw on any credit facility when not fully drawn. In addition, the effects of a global recession and its effects on our operations could cause us to have difficulties in complying with the terms of the Ivy Credit Agreement and the Secured Notes.

Longer‑term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect our ability to refinance our outstanding indebtedness on favorable terms, if at all. The lack of availability under, and the inability to subsequently refinance, our indebtedness could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures, including acquisitions, and reducing or eliminating other discretionary uses of cash.

The use of personal data in credit underwriting is highly regulated.

The FCRA regulates the collection, dissemination and use of consumer information, including consumer credit information. Compliance with the FCRA and related laws and regulations concerning consumer reports has recently been under regulatory scrutiny. The FCRA, in certain states, requires us to supplement a Regulation Notice of Adverse Action provided to a loan applicant when we deny an application for credit, which, among other things, informs the applicant of the action taken regarding the credit application and the specific reasons for the denial of credit. The FCRA also requires us to promptly update any credit information reported to a consumer reporting agency about a consumer and to allow a process by which consumers may inquire about credit information furnished by us to a consumer reporting agency. Historically, the FTC has played a key role in the implementation, oversight, enforcement and interpretation of the FCRA. Pursuant to the Dodd‑Frank Act, the CFPB has primary supervisory, regulatory and enforcement authority of FCRA issues. Although the FTC also retains its enforcement role regarding the FCRA, it shares that role in many respects with the CFPB. The CFPB has taken a more active approach than the FTC, including with respect to regulation, enforcement and supervision of the FCRA. Changes in the regulation, enforcement or supervision of the FCRA may materially affect our business if new regulations or interpretations by the CFPB or the FTC require us to materially alter the manner in which we use personal data in our credit underwriting.

The oversight of the FCRA by both the CFPB and the FTC and any related investigation or enforcement activities may have a material adverse impact on our business, including our operations, our mode and manner of conducting business and our financial results.

If the information provided by customers to us is incorrect or fraudulent, we may misjudge a customer’s qualification to receive a loan, and any inability to effectively identify, manage, monitor and mitigate fraud risk on a large scale could cause us to incur substantial losses, and our operating results, brand and reputation could be harmed.

Lending decisions made using our proprietary scoring models are based partly on information provided by loan applicants. To the extent that these applicants provide information in a manner that is unverifiable, the credit score delivered by our proprietary scoring methodology may not accurately reflect the associated risk. In addition, data provided by third party sources is another component of the decision methodology and this data may contain inaccuracies. Our resources, technologies and fraud prevention tools may be insufficient to accurately detect and prevent fraud. New technologies, such as block chain and cryptocurrencies, may be superior to, or render obsolete, the technologies we currently use. Inaccurate analysis of credit data that could result from false loan application information could harm our reputation, business and operating results.

In addition, our proprietary scoring models use identity and fraud checks analyzing data provided by external databases to authenticate each customer’s identity. The level of our fraud charge‑offs and results of operations could be materially adversely affected if fraudulent activity were to significantly increase. Our internet operations are particularly subject to fraud because of the lack of face‑to‑face interactions and document review. If applicants assume false identities to defraud us or consumers simply have no intent to repay the money they have borrowed we will incur higher loan losses. We may incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor and mitigate fraud risk using our proprietary credit and fraud scoring models.

Criminals are using increasingly sophisticated methods to engage in illegal activities such as fraud. Over the past several years, we and others in our industry have had customers and former customers contacted by unknown criminals making telephone calls attempting to collect debt, purportedly on our behalf. These criminals are often successful in fraudulently inducing payments to them. Since fraud is perpetrated by increasingly sophisticated individuals and “rings” of criminals, we continue to update and improve the fraud detection and prevention capabilities of our proprietary scoring models. If these efforts are unsuccessful then credit quality and customer profitability will erode. If credit and/or fraud losses increased significantly due to inadequacies in underwriting or new fraud trends, new customer originations may need to be reduced until credit and fraud losses returned to target levels, and business could contract.

It may be difficult or impossible to recoup funds underlying loans made in connection with inaccurate statements, omissions of fact or fraud. If credit or fraud losses were to rise, this would significantly reduce our profitability. High profile fraudulent activity could also lead to regulatory intervention, negatively impact our operating results, brand and reputation and require us, and the originating lenders, to take steps to reduce fraud risk, which could increase our costs.

Any of the above risks could lead to litigation, significantly increased expenses, reputational damage, reduced use and acceptance of our products and services or new regulations and compliance obligations, and could have a material adverse effect on our business, prospects, results of operations and financial condition.

If we do not effectively price the credit risk of our prospective or existing customers, our results of operations and financial condition could be materially and adversely affected.

Our business has much higher rates of charge‑offs than traditional lenders. Accordingly, we must price our loan products to take into account the credit risks of our customers. In deciding whether to extend credit to prospective customers and the terms on which to provide that credit, including the price, we rely heavily on proprietary scoring models. These models take into account, among other things, information from customers, third parties and an internal database of loan records gathered through monitoring the performance of our customers over time. The failure of our scoring models to effectively price credit risk could lead to higher‑than‑anticipated customer defaults, which could lead to higher charge‑offs and losses for us, or overpricing, which could cause the loss of customers. Our models could become less effective over time, receive inaccurate information or otherwise fail to accurately estimate customer losses in certain circumstances. If we are unable to maintain and improve our proprietary scoring models, or if they do not adequately perform, they may fail to adequately predict the creditworthiness of customers or to assess prospective customers’ financial ability to repay their loans. This could further hinder our growth and have an adverse effect on our business and results of operations.

Failure to keep up with the rapid changes in e‑commerce and the uses and regulation of the Internet could harm our business.

Providing products and services over the internet is dynamic and relatively new. Our failure to keep pace with technological change, consumer use habits, internet security risks, risks of system failure or inadequacy, and governmental regulation and taxation, may adversely impact our business. In addition, consumer concerns about fraud, computer security and privacy may discourage additional consumers from adopting or continuing to use the internet to conduct financial transactions. Expansion of our customer base requires that we appeal to and acquire consumers who historically have used traditional means of commerce to conduct their financial services transactions. If these consumers prove to be less profitable than our traditional retail customers, and we are unable to gain efficiencies in our operating costs, including our cost of acquiring new customers, our business could be adversely impacted.

Our revenue and revenue less provision for losses from check cashing services may be materially adversely affected if the number and amount of checks we cash that go uncollected significantly increase.

When we cash a check, we assume the risk that we will be unable to collect from the check payer. We may not be able to collect from check payers as a result of a payer having insufficient funds in the account, on which a check was drawn, stop payment orders issued by a payer or check fraud. If the number or amount of checks we cash that are uncollected increases significantly, our business, results of operations and financial condition may be materially adversely affected.

Any disruption in the availability or the security of our information systems or our internet lending platform or fraudulent activity could adversely affect our operations or subject us to significant liability or increased regulation.

We depend on our information technology infrastructure to achieve our business objectives. Our information systems include point of sale (“POS”) systems in our retail locations and a management information system. Our POS systems are fully operational in all retail locations. The management information system is designed to provide summary and detailed information to our regional and corporate managers at any time through the internet. In addition, this system is designed to manage our credit risk and to permit us to maintain adequate cash inventory, reconcile cash balances on a daily basis and report revenues and expenses to our headquarters. If the POS system fails to perform as we anticipate, if there are unanticipated problems with the integration of customer information, or if there is any disruption in the availability of our POS, information systems or internet lending platform these events could adversely affect our business, results of operations and financial condition.

Our business is also dependent upon our employees’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as internet support, call center activities, and processing and servicing consumer loans. A shut‑down of or inability to access the facilities in which our internet operations and other technology infrastructure are based, such as a power outage, a failure of one or more of our information technology, telecommunications or other systems, or sustained or repeated disruptions of such systems could significantly impair our ability to perform such functions on a timely basis and could result in a deterioration of our ability to underwrite, approve and process internet consumer loans, provide customer service, perform collections activities, or perform other necessary business functions. Any such interruption could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

Our business involves the storage and transmission of consumers’ non‑public, private information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. We are entirely dependent on the secure operation of our websites and systems as well as the operation of the internet generally. While we have incurred no material cyber‑attacks or security breaches to date, a number of other companies have disclosed cyber‑attacks and security breaches, some of which have involved intentional attacks. Attacks may be targeted at us, our customers, or both. Although we devote what we believe to be appropriate resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to us and our customers, our security measures may not provide absolute security. Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because cyber‑attacks can originate from a wide variety of sources, including third parties outside the Company such as persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. These risks may increase in the future as we continue to increase internet‑based product offerings and expand our internal usage of web‑based products and applications or if we expand into new countries. If an actual or perceived breach of security occurs, customer and/or supplier perception of the effectiveness of our security measures could be harmed and could result in the loss of customers, suppliers or both. Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants.

A successful penetration or circumvention of the security of our systems could cause serious negative consequences, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or systems or those of our customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on us. In addition, many of our customers provide personal information, including bank account information when applying for consumer loans. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer bank account and other personal information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised. Data breaches can also occur as a result of non‑technical issues.

Our servers are also vulnerable to computer viruses, physical or electronic break‑ins, and similar disruptions, including “denial‑of‑service” type attacks. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches, including any breach of our systems or by persons with whom we have commercial relationships that result in the unauthorized release of consumers’ non‑public, private information, could damage our reputation and expose us to a risk of loss or litigation and possible liability. In addition, many of the third parties who provide products, services or support to us could also experience any of the above cyber risks or security breaches, which could impact our customers and our business and could result in a loss of customers, suppliers or revenue.

In addition, criminals are using increasingly sophisticated methods to engage in illegal activities such as fraud. Over the past several years, we and others in our industry have had customers and former customers contacted by unknown criminals making telephone calls attempting to collect debt, purportedly on our behalf. These criminals are often successful in fraudulently inducing payments to them.

Any of these events could result in a loss of revenue and could have a material adverse effect on our business, prospects, and results of operations, financial condition and cash flows.

Unauthorized disclosure of sensitive or confidential customer data could expose us to protracted and costly litigation and penalties and cause us to lose customers.

In the course of operating our business, we are required to manage, use, and store large amounts of personally identifiable information, consisting primarily of confidential personal and financial data regarding our customers. We also depend on our IT networks and systems to process, store, and transmit this information. As a result, we are subject to numerous laws and regulations designed to protect this information. Security breaches involving our systems and infrastructure could lead to unauthorized disclosure of confidential information, as well as shutdowns or disruptions of our systems.

If any person, including our employees or those of third‑party vendors, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to costly litigation, monetary damages, fines, and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential customer data by any person, whether through systems failure, unauthorized access to our IT systems, fraud, misappropriation, or negligence, could result in negative publicity, damage to our reputation, and a loss of customers. Any unauthorized disclosure of personally identifiable information could subject us to liability under data privacy laws and adversely affect our business prospects, results of operations, and financial condition.

Our ability to collect payment on loans and maintain accurate accounts may be adversely affected by computer viruses, physical or electronic break‑ins, technical errors and similar disruptions.

The automated nature of our internet operations may make it an attractive target for hacking and potentially vulnerable to computer viruses, physical or electronic break‑ins and similar disruptions. Despite efforts to ensure the integrity of our platform, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, in which case there would be an increased risk of fraud or identity theft, and we may experience losses on, or delays in the collection of amounts owed on, a fraudulently induced loan. In addition, the software that we have developed to use in our daily operations is highly complex and may contain undetected technical errors that could cause our computer systems to fail. Because our loans made over the internet involve very limited manual review, any failure of our computer systems involving our scoring models and any technical or other errors contained in the software pertaining to our proprietary system could compromise the ability to accurately evaluate potential customers, which would negatively impact our results of operations. Furthermore, any failure of our computer systems could cause an interruption in operations and result in disruptions in, or reductions in the amount of, collections from the loans we made to customers. If any of these risks were to materialize, it could have a material adverse effect on our business, prospects, results of operations, and financial condition.

Security breaches, cyber‑attacks, or fraudulent activity could result in damage to our operations or lead to reputational damage.

A security breach or cyber‑attack of our computer systems could interrupt or damage our operations or harm our reputation. Regardless of the security measures that we may employ, our systems may still be vulnerable to data theft, computer viruses, programming errors, attacks by third parties or other similar disruptive problems. If we were to experience a security breach or cyber‑attack, we could be required to incur substantial costs and liabilities, including:

•expenses to rectify the consequences of the security breach or cyber‑attack;

•liability for stolen assets or information;

•costs of repairing damage to our systems;

•lost revenue and income resulting from any system downtime caused by such breach or attack;

•increased costs of cyber security protection;

•costs of incentives we may be required to offer to our customers or business partners to retain their business; and

•damage to our reputation causing customers and investors to lose confidence in us.

Our success and future growth depend significantly on our successful marketing efforts, and if such efforts are not successful, our business and financial results may be harmed.

While we may intend to dedicate resources to marketing efforts and, when possible, to introduce new loan products and expand into new states, our ability to attract qualified borrowers depends in large part on the success of these marketing efforts and the success of the marketing channels we use to promote our products. Our marketing channels include search engine optimization, search engine marketing, preapproved direct mailings, paid media advertising, and acquiring new customers from various marketing firms. If any of our current marketing channels become less effective, if we are unable to continue to use any of these channels, if the cost of using these channels were to significantly increase or if we are not successful in generating new channels, we may not be able to attract new borrowers in a cost‑effective manner or convert potential borrowers into active borrowers. If we are unable to recover our marketing costs through increases in the number of customers and in the number of loans made by visitors to product websites, or if we discontinue our marketing efforts, it could have a material adverse effect on our business, prospects, results of operations, and financial condition.

Any decrease in our access to preapproved marketing lists from consumer reporting agencies (credit bureaus) or other developments impacting our use of direct mail marketing could adversely affect our ability to grow our business.

We may market certain of our medium-term loan products through direct mailings of preapproved loan offers to potential customers. Our marketing techniques identify candidates for preapproved loan mailings in part through the use of preapproved marketing lists purchased from credit bureaus. If access to such preapproved marketing lists were lost or limited due to regulatory changes prohibiting consumer reporting agencies from sharing such information or for other reasons, our growth could be adversely affected. If the cost of obtaining such lists increases significantly, it could substantially increase customer acquisition costs and decrease profitability. Similarly, federal or state regulators or legislators could limit access to these preapproved marketing lists with the same effect.

In addition, preapproved direct mailings may become a less effective marketing tool due to over‑penetration of direct mailing lists. Any of these developments could have a material adverse effect on our business, prospects, results of operations, and financial condition.

Our business may suffer if our trademarks or service marks are infringed.

We rely on trademarks and service marks to protect our various brand names in our markets. Many of these trademarks and service marks have been a key part of establishing our business in the communities in which we operate. We believe these trademarks and service marks have significant value and are important to the marketing of our services. We can make no assurances that the steps we have taken or will take to protect our proprietary rights will be adequate to prevent misappropriation of our rights or the use by others of features based upon, or otherwise similar to, ours. In addition, although we believe we have the right to use our trademarks and service marks, we can make no assurances that our trademarks and service marks do not or will not violate the proprietary rights of others, that our trademarks and service marks will be upheld if challenged, or that we will not be prevented from using our trademarks and service marks, any of which occurrences could harm our business.

Part of our business is seasonal, which causes our revenue to fluctuate and may adversely affect our ability to service our debt.

Our business is seasonal due to the impact of our customers cashing their tax refund checks with us and using the related proceeds in connection with our other products and services, such as prepaid debit cards. Also, our consumer loan business declines slightly in the first six months of the year as a result of customers’ receipt of tax refund checks. If our revenue were to fall substantially below what we would normally expect during certain periods, our annual financial results would be adversely impacted, as would our ability to service our debt.

Our retail locations currently carry less cash as a result of costs associated with the Restructuring and reduced cash flow.

The significant expenses incurred in connection with the Restructuring in 2018, resulted in a reduction in our cash balance.  Throughout the remainder of 2019, reduced cash flows resulted in a general reduction of cash.  As a result, we are carrying less cash at our retail locations, which could result in us being unable to make loans to or cash checks for potential customers and hurt our competitiveness in the marketplace. If we are unable to meet customer demands, it could have a material adverse effect on our business and results of operations. We can provide no assurances that we will be able to replenish the cash balances at our retail locations on any certain timeline or at all.

Because we maintain a significant supply of cash in our stores, we may be subject to cash shortages due to robbery, employee errors and theft.

Since our business requires us to maintain a significant supply of cash in each of our stores, we are subject to the risk of cash shortages resulting from robberies, as well as employee errors and theft. We can make no assurances that robberies, employee errors and theft will not occur. The extent of these cash shortages could increase as we expand the nature and scope of our products and services. Any such cash shortages could adversely affect our business, results of operations and financial condition.

If our insurance coverage limits are inadequate to cover our liabilities, if we are unable to obtain insurance or surety bonds due to our financial condition, if our insurance costs rise, or we suffer losses due to one or more of our insurance carriers defaulting on their obligations, our financial condition and results of operations could be materially adversely affected.

As a result of the liability risks inherent in our lines of business we maintain liability insurance intended to cover various types of property, casualty and other risks. The types and amounts of insurance that we obtain vary from time to time, depending on availability, cost and our decisions with respect to risk retention. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self‑insured basis. Our insurance policies are subject to annual renewal. The coverage limits of our insurance policies may not be adequate, and we may not be able to obtain insurance or surety bonds in the future on acceptable terms or at all. In addition, our insurance premiums and our self‑insured retentions may be subject to increases in the future, which increases may be material. Furthermore, the losses that are insured through commercial insurance are subject to the credit risk of those insurance companies. We can make no assurances that such insurance companies will remain creditworthy in the future. Inadequate insurance coverage limits, increases in our insurance costs or losses suffered due to one or more of our insurance carriers defaulting on their obligations, could have a material adverse effect on our financial condition and results of operations.

Our operations could be impacted by any future government shutdowns.

If any future government shutdown, similar to the one that lasted from December 2018 to February 2019, were to occur and continue for an extended period of time or if the IRS were to become unable to timely distribute tax refunds, collections from our customers could be negatively impacted, which could have a material adverse effect on our financial condition and results of operations.

Our operations could be subject to natural disasters, global pandemics, and other business disruptions, which could adversely impact our future revenue and financial condition and increase our costs and expenses.

Our operations could be subject to natural disasters and other business disruptions, which could adversely impact our future revenue and financial condition and increase our costs and expenses. For example, the occurrence and threat of terrorist attacks may directly or indirectly affect economic conditions, which could in turn adversely affect demand for our services. In the event of a major natural or man‑made disaster, such as hurricanes, floods, fires or earthquakes, we could experience loss of life of our employees, destruction of facilities or business interruptions, any of which could materially adversely affect us. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. economy and worldwide financial markets. Any of these occurrences could have a material adverse effect on our business, results of operations and financial condition.

Our financial condition, operations and liquidity may be materially adversely affected in the event of a catastrophic loss for which we are self‑insured.

We are self‑insured with respect to our employee health insurance program and certain commercial, property and casualty risks. Based on management’s assessment and judgment, we have determined that it is generally more cost effective to self‑insure these risks. The risks and exposures we self‑insure include, but are not limited to, flood, theft, counterfeits, and our employee health insurance program. We also maintain insurance contracts with independent insurance companies that provide certain worker’s compensation coverage, disability income coverage, certain employment practices coverage, and life insurance coverage.

In addition, we maintain director and officer liability coverage and certain property insurance contracts with independent insurance companies. Some of these coverages may be subject to large self‑insured retentions. Some of these insurance companies may refuse to renew our policies due to our financial condition. We also maintain certain stop‑gap coverage for catastrophic losses under our employee health insurance program. Should there be catastrophic loss from events for which we are self‑insured or adverse court or similar decisions in any area in which we are self‑insured, our financial condition, results of operations and liquidity may be materially adversely affected.

Adverse real estate market fluctuations could affect our profits.

We lease the majority of our store locations. A significant rise in overall lease costs may result in an increase in our store occupancy costs as we acquire new locations and renew leases for existing locations.

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.PROPERTIES

Our stores are typically located in strip shopping centers or free-standing buildings. All of our stores are leased, generally under leases providing for an initial term of three to five years with optional renewal terms of three to five years.  Our headquarters is located in Dublin, Ohio. In February 2017, the Company closed the Utah office for which the lease was acquired in 2012 when we purchased Direct Financial Solutions, our internet business. All call center operations were fully integrated into the Company’s primary headquarters and the lease was settled at that time.

ITEM 3.LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings incidental to the conduct of our business. Sometimes the legal proceedings instituted against us purport to be class actions or multiparty litigation. In most of these instances, these actions are subject to arbitration agreements and the plaintiffs are compelled to arbitrate with us on an individual basis. We believe that none of our current legal proceedings will result in any material impact on our financial condition, results of operations, or cash flows. In the event that a lawsuit purports to be a class action, the amount of damages for which we might be responsible is uncertain. In addition, any such amount would depend upon proof of the allegations and on the number of persons who constitute the class of affected plaintiffs. At present, no class has been certified in any litigation which purports to be a class action against us or our subsidiaries. Although the legal proceeding described below did not result in a material impact on our financial condition, these proceedings are reflective of the type of proceeding that could have a material impact on our financial condition.

CFPB, State Financial Regulators or Attorneys General

From time to time, we receive information requests from the CFPB, FTC, or various states’ Attorneys General or financial regulators, requesting information relating to our lending, FCRA, or debt collection practices.  We respond to such inquiries and provide certain information to the CFPB, FTC, or the respective Attorneys General offices or financial regulators. On occasion, we may become parties to regulatory or enforcement actions or investigations or we may enter into settlements or consent orders with various regulators in which we agree to pay some administrative penalty or to take or refrain from taking certain actions in the future, although these rarely contain any findings or acknowledgments that we have violated law or regulations in any material respect.  Management believes that none of these regulatory proceedings will have a materially adverse effect on our financial condition or results of operations. We believe we are in compliance with federal laws and regulations and the laws of the states in which we do business relating to our lending and debt collection practices in all material respects. However, no assurance can be given that any such inquiries or investigations will not result in a formal investigation or an enforcement action. Any such enforcement actions could result in fines as well as the suspension or termination of our ability to conduct business in such states.

Other

We are involved in other legal proceedings, vendor audits and tax examinations from time to time in the ordinary course of business. Occasionally, these legal proceedings are outside of the ordinary course of our business. Management believes that these other legal proceedings, client audits or tax examinations will not have a materially adverse effect on our financial condition or results of operations.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for our common units. All of our outstanding common equity is privately held.  The number of shares of our common units, $-0- par value, outstanding at December 31, 2019 was 992,857.   See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K for information regarding the beneficial ownership of the shares of common units. There were no unregistered sales of our equity securities for the year ended December 31, 2019.

Our ability to pay cash distributions on our capital units is limited by the SPV Indenture and the indenture governing the terms of our PIK Notes.  There were no cash dividends declared or paid by CCF during 2019.  See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness” and Note 6 in “Item 8 — Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, and the Consolidated Statement of Members’ Equity in our Consolidated Financial Statements included elsewhere in this Report on Form 10-K for disclosure of information regarding the payment of distributions.

ITEM 6.SELECTED FINANCIAL DATA

SUMMARY HISTORICAL CONSOLIDATED FINANCIAL DATA

The selected historical financial data below should be read together with the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (including the discussion therein of critical accounting policies and recent acquisitions) and CCF’s consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands except location data)	2015	2016	2017	2018	2019
Statement of Operations Data:
Total revenues	$527,379	$402,329	$364,067	$346,238	$334,861
Total operating expenses	396,156	283,853	304,255	250,397	265,680
Operating gross profit	131,223	118,476	59,812	95,841	69,181
Goodwill impairment	68,017	28,949	113,753	—	—
Total corporate and other expenses	105,959	74,880	136,575	145,459	121,899
Income (loss) before provision for income taxes	(42,753)	14,647	(190,516)	(49,618)	(52,718)
Provision (benefit) for income taxes	27,259	16,192	(9,621)	41	126
Net loss	$(70,012)	$(1,545)	$(180,895)	$(49,659)	$(52,844)

Balance Sheet Data:
Cash and cash equivalents	$98,941	$106,333	$66,627	$53,208	$49,016
Total finance receivables, net	128,501	93,819	94,339	84,364	81,995
Total assets	459,544	378,363	212,406	237,222	246,825
Total debt	423,404	326,964	354,821	174,618	188,601
Total liabilities	483,566	402,687	417,574	228,081	273,055
Total members' equity (stockholders' deficit )	(24,022)	(24,324)	(205,168)	9,141	(26,230)

Other Operating Data:
Number of stores (at period end)	525	518	489	471	484
Number of states served by our internet operations (at period end)	30	32	30	29	28

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of alternative financial services to unbanked and under banked consumers. We provide our customers a variety of financial products and services, including short-term and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of our customers. Through our retail focused business model, we provide our customers immediate access to high quality financial services at competitive rates through the channel most convenient for them. As of December 31, 2019, we operated 484 retail locations across 12 states and were licensed to deliver similar financial services over the internet in 28 states.

Our retail business model provides a broad array of financial products and services whether through a retail location or over the internet, whichever distribution channel satisfies the target customer’s needs or desires. We want to achieve a superior level of customer satisfaction, resulting in increased market penetration and value creation. An important part of our retail model is investing in and creating a premier brand presence, supported by a well-trained and motivated workforce with the aim of enhancing the customer’s experience, generating increased traffic and introducing our customers to our diversified set of products.

The 2018 Restructuring

On December 12, 2018, our Predecessor entered into the Restructuring Agreement. Substantially concurrent with the execution and delivery of, and pursuant to, the Restructuring Agreement, on December 12, 2018, Predecessor consummated a number of transactions contemplated thereby, which satisfied Predecessor’s obligation to execute a Deleveraging Transaction as required under the Revolving Credit Agreement and the SPV Indenture.

The Deleveraging Transaction was effected by way of an out‑of‑court strict foreclosure transaction, pursuant to which the Collateral Agent under the Existing Indentures were, acting at the direction of certain beneficial holders holding more than 50% of the 2019 Notes and the beneficial holders of 100% of the 2020 Notes, exercised remedies whereby all right, title and interest in and to all of the assets of the Company that constituted collateral with respect to the Existing Indentures, including the issued and outstanding equity interests in certain of the Company’s direct subsidiaries, were transferred to CCF OpCo. CCF OpCo is an indirect wholly owned subsidiary of the Company.

The Class A Common Units and Class B Common Units (which Class B Common Units represented 15.0% of the aggregate number of the issued and outstanding common units on December 12, 2018, subject to adjustment for any future issuances of common units (i) in consideration for the redemption of the PIK Notes (“Redemption Units”), or (ii) in connection with the issuance of any additional debt securities (“Additional Financing Units”), such that they continue to represent 15.0% of the issued and outstanding Common Units (including such Redemption Units and Additional Financing Units, but subject to dilution from any new management equity plan)) will entitle the holders thereof to voting rights (in each case, subject to the limitations in the governing documents of the Company). Following the Class C Distribution Time, Class C Common Units will be entitled to up to 5.0% of distributions from the Company. The Class C Common Units will be subject to dilution from any new management equity plan and other common units and other equity interests of the Company that may be issued after the effective date of the Deleveraging.

In connection with the transactions entered into in connection with the Restructuring Agreement, on December 12, 2018, we entered in to a registration rights agreement (the "Registration Rights Agreement") with certain holders of our Class A Common Units, Class B Common Units and PIK Notes. Under the Registration Rights Agreement, we were required to prepare and file a registration statement with the SEC to register under the Securities Act resales from time to time of certain of the Class A Common Units, Class B Common Units and PIK Notes issued in the Restructuring. Pursuant to Registration Rights Agreement, the Class A, Class B an PIK Notes held by each of the Allianz Noteholder and Mercer QIF Fund plc have been registered for resale under a Registration Statement on Form S-1 that was declared effective on July 17, 2019, subject to certain pricing restrictions described therein. In addition, the Allianz Noteholder has customary demand registration rights. All parties to the Registration Rights Agreement have customary "piggy back" rights in connection with certain of the Company’s registration statements or securities offerings.

          Our obligations under the Registration Rights Agreement with respect to any holder will cease upon the earliest to occur of: (i) the date on which such securities are disposed of pursuant to an effective Registration Statement or (ii) the date on which such securities are disposed of, or after one (1) year from the Closing Date, may be disposed of without limitation as to volume or manner of sale requirements pursuant to Rule 144 (or any similar provision then in effect) promulgated under the Securities Act.

Factors Affecting Our Results of Operations

Retail Platform

The chart below sets forth certain information regarding our retail presence and number of states served via the internet as of and for the years ended December 31, 2017, 2018,  and 2019:

	December 31,	December 31,	December 31,
	2017	2018	2019
# of Locations
Beginning of Period	518	489	471
Opened (a)	47	—	23
Closed	76	18	10
End of Period	489	471	484

Number of states licensed for our internet operations	30	29	28

(a) Includes leases assumed from unrelated entities that terminated their business operations.

The following table provides the geographic composition of our retail locations as of December 31, 2017, 2018 and 2019:

	December 31,	December 31,	December 31,
	2017	2018	2019
Alabama	39	39	39
Arizona	31	28	26
California	159	150	148
Florida	15	15	14
Indiana	21	21	21
Kentucky	15	15	15
Michigan	14	13	13
Mississippi	51	48	48
Ohio	92	92	111
Oregon	2	2	2
Tennessee	24	22	21
Virginia	26	26	26
	489	471	484

In addition, the Company is licensed to provide internet financial services in the following states: Alabama, Alaska, California, Delaware, Florida, Hawaii, Idaho, Indiana, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, and Wyoming.

Changes in Legislation & Regulation

The CFPB Arbitration Rule

On July 10, 2017, the Consumer Financial Protection Bureau (“CFPB”) adopted the final rule prohibiting the use of mandatory arbitration clauses with class action waivers in consumer financial services contracts, or the Anti‑Arbitration Rule. The Anti‑Arbitration Rule was published in the Federal Register on July 19, 2017, and overturned by Congress on October 24, 2017, based on the Congressional Review Act. On November 1, 2017, President Trump signed Congress’s resolution repealing the CFPB’s Anti‑Arbitration Rule, officially invalidating it. As a result of the Anti‑Arbitration Rule having been disapproved under the Congressional Review Act, the CFPB is prevented from reissuing the disapproved rule in substantially the same form or from issuing a new rule that is substantially the same, unless the reissued or new rule is specifically authorized by a law enacted after the date of the resolution of disapproval.

The CFPB Payday, Vehicle Title and Certain High-Cost Installment Loans Rules

On July 21, 2010, the Dodd‑Frank Act was signed into law. Among other things, this act created the CFPB and granted it the authority to regulate companies that provide consumer financial services. The CFPB has examined both our retail and internet operations. The findings from these exams did not result in any material change to our business practices. We expect to be periodically examined in the future by the CFPB as well as other regulatory agencies.

On June 2, 2016, the CFPB released its proposed rules addressing payday, vehicle title and certain high‑cost installment loans. The CFPB accepted comments on the proposed rules through October 7, 2016. On October 5, 2017, the CFPB released its final rule applicable to payday, title and certain high‑cost installment loans (the “CFPB Rule”). The CFPB Rule is being challenged in a lawsuit filed by the Community Financial Services Association (“CFSA”) of America and Consumer Service Alliance of Texas on April 9, 2018, and pending in the U.S. District Court for the Western District of Texas, Austin division, which we refer to as the CFSA Litigation. The CFPB Rule was published in the Federal Register on November 17, 2017, and but for the CFPB’s June 6, 2019, rule that delayed compliance of the underwriting provisions of the CFPB Rule until November 19, 2020, and the stay issued in the CFSA Litigation, those rules, would have become fully effective in August of 2019. Further, it is possible that some or all of the CFPB Rule will be subject to legal challenge by trade groups or other private parties.  For example, on October 18, 2019, the United States Supreme Court agreed to hear an appeal of a decision issued by the Ninth Circuit Court of Appeals in Seila Law LLC v. CFPB.  The case presents the opportunity for the Supreme Court to determine whether the CFPB’s structure is unconstitutional.  If the CFPB’s structure is found unconstitutional, the effects, including on the CFPB Rule described below, are unclear.

Although the stay issued in the CFSA Litigation, the Seila case, and the CFPB’s June 6, 2019, rule make the ultimate determination about the underwriting provisions of the CFPB Rule unclear, the CFPB’s fall rule making agenda indicated an intention to finalize the CFPB Rule in April of 2020. The currently proposed CFPB Rule includes ability‑to‑repay, or ATR, requirements for “covered short‑term loans” and “covered longer‑term balloon‑payment loans,” as well as payment limitations on these loans and “covered longer‑term loans” remain subject to rule-making or judicial determination.  Covered short‑term loans are consumer loans with a term of 45 days or less. Covered longer‑term balloon payment loans include consumer loans with a term of more than 45 days where (i) the loan is payable in a single payment, (ii) any payment is more than twice any other payment, or (iii) the loan is a multiple advance loan that may not fully amortize by a specified date and the final payment could be more than twice the amount of other minimum payments. Covered longer‑term loans are consumer loans with a term of more than 45 days where (i) the total cost of credit exceeds an annual rate of 36%, and (ii) the lender obtains a form of “leveraged payment mechanism” giving the lender a right to initiate transfers from the consumer’s account. Post‑dated checks, authorizations to initiate automated clearing house or ACH payments and authorizations to initiate prepaid or debit card payments are all leveraged payment mechanisms under the CFPB Rule.

A covered lender would be required to choose between the following two options:

A “full payment test,” under which the lender must make a reasonable determination of the consumer’s ability to repay the loan in full and cover major financial obligations and living expenses over the term of the loan and the succeeding 30 days. Under this test, the lender must take account of the consumer’s basic living expenses and obtain and generally verify evidence of the consumer’s income and major financial obligations. However, in circumstances where a lender determines that a reliable income record is not reasonably available, such as when a consumer receives and spends income in cash, the lender may reasonably rely on the consumer’s statements alone as evidence of income. Further, unless a housing debt obligation appears on a national consumer report, the lender may reasonably rely on the consumer’s written statement regarding his or her housing expense. As part of the ATR determination, the CFPB Rule permits lenders and consumers in certain circumstances to rely on income from third parties, such as spouses, to which the consumer has a reasonable expectation of access, and to consider whether another person is regularly contributing to the payment of major financial obligations or basic living expenses. A 30‑day cooling off period applies after a sequence of three covered short‑term or longer‑term balloon payment loans.

A “principal‑payoff option,” under which the lender may make up to three sequential loans, or so‑called Section 1041.6 Loans, without engaging in an ATR analysis. The first Section 1041.6 Loan in any sequence of Section 1041.6 Loans without a 30‑day cooling off period between loans is limited to $500, the second is limited to a principal amount that is at least one‑third smaller than the principal amount of the first, and the third is limited to a principal amount that is at least two‑thirds smaller than the principal amount of the first. A lender may not use this option if (i) the consumer had in the past 30 days an outstanding covered short‑term loan or an outstanding longer‑term balloon payment loan that is not a Section 1041.6 Loan, or (ii) the new Section 1041.6 Loan would result in the consumer having more than six covered short‑term loans (including Section 1041.6 Loans) during a consecutive 12‑month period or being in debt for more than 90 days on such loans during a consecutive 12‑month period. For Section 1041.6 Loans, the lender cannot take vehicle security or structure the loan as open‑end credit.

The portion of the CFPB Rule’s addressing the “penalty fee prevention” provisions requires:

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

A lender generally must give the consumer at least three business days’ advance notice before attempting to collect payment by accessing a consumer’s checking, savings, or prepaid account. The notice must include information such as the date of the payment request, payment channel and payment amount (broken down by principal, interest, fees, and other charges), as well as additional information for “unusual attempts,” such as when the payment is for a different amount than the regular payment, initiated on a date other than the date of a regularly scheduled payment or initiated in a different channel than the immediately preceding payment attempt.

Other Legislative and Regulatory Changes

The CFPB has proposed new rules affecting debt collection and announced tentative plans to propose rules affecting debt accuracy and verification. Also, during the past few years, legislation, ballot initiatives and regulations have been proposed or adopted in various states that would prohibit or severely restrict our short‑term consumer lending.

For a discussion of the potential impact of the CFPB Rule on the Company, see “Risk Factors”. The CFPB has adopted rules applicable to our loans that could have a material adverse effect on our business and results of operations, on our ability to offer short and medium-term consumer loans, on our ability to obtain ACH payment authorizations, and on our ability to remain in compliance with the SPV Indenture and the Ivy Credit Agreement.

For a discussion of Ohio House Bill 123 and California Assembly Bill 539, see “Changes in applicable laws and regulations, including adoption of new laws and regulations, and varying regulatory interpretations governing consumer protection, lending practices and other aspects of our business could have a significant adverse impact on our business, results of operations, financial condition or ability to meet our obligations, or make the continuance of our current business impractical, unprofitable or impossible.”

Product Characteristics and Mix

As the Company expands its product offerings to meet customers’ needs, the characteristics of the Company’s overall loan portfolio shift to reflect the terms of these new products. Our various lending products have different terms to adapt to the changing markets and regulations.  In some instances, certain products offered by third-party lenders throughout the Company’s retail locations may enhance fees from check cashing, bill pay services, and other similar money service business offerings provided to the customer

Expenses

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

Closure of Utah Facility

In February 2017, the Company closed the Utah office that was acquired in 2012 when we purchased Direct Financial Solutions, our internet business. All call center operations have been fully integrated into the Company’s primary headquarters in Dublin, Ohio. During the year ended December 31, 2017, the Company incurred $2.6 million in closure costs consisting of $1.8 million in lease termination expenses and $0.8 million in loss on disposal of assets associated with this consolidation. In November 2017, the Company settled with the landlord resulting in a $0.6 million reduction of the lease termination expense.

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

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term products typically range in size from $100 to $1,000, with a maturity between fourteen and thirty days, and an agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. Statutes vary from state-to-state permitting charging fees of 5% to 27%, to charging interest up to 25% per month. The customers repay the cash advance by making cash payments or allowing the check or preauthorized debit to be presented. Secured short-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represent 14.5%, 12.8% and 14.2% of short-term consumer loans at December 31, 2017, 2018 and 2019, respectively.

Medium-term consumer loans can be unsecured or secured with a maturity of three months up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000. These consumer loans vary in structure depending upon the regulatory environment where they are offered. The consumer loans are due in installments or provide for a line of credit with periodic monthly payments. Secured medium-term products, typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represent 12.6%, 13.7% and 15.4% of medium-term consumer loans at December 31, 2017, 2018 and 2019, respectively.

Total finance receivables, net of unearned advance fees and allowance for loan losses, on the consolidated balance sheets as of December 31, 2017, 2018 and 2019 were $94.3 million, $84.4 million and $82.0 million, respectively. The allowance for loan losses as of December 31, 2017, 2018 and 2019 were $16.3 million, $3.5 million and $13.8 million, respectively. At December 31, 2017, 2018 and 2019, the allowance for loan losses were 14.8%, 4.0% and 14.4%, respectively, of total finance receivables, net of unearned advance fees.

Finance receivables, net as of December 31, 2017, 2018 and 2019 are as follows (in thousands):

	December 31,
	2017	2018	2019
Finance Receivables, net of unearned advance fees	$110,666	$87,838	$95,823
Less: Allowance for loan losses	16,327	3,474	13,828
Finance Receivables, Net	$94,339	$84,364	$81,995

The total changes to the allowance for loan losses for the Predecessor year ended December 31, 2017,  the Predecessor period ended December 12, 2018, the Successor period ended December 31, 2018, and the Successor year ended December 31, 2019 are as follows (in thousands):

		For the Period	For the Period
		January 1	December 13
	Year Ended	Through	Through	Year Ended
	December 31,	December 12,	December 31,	December 31,
	2017	2018	2018	2019
	Predecessor	Predecessor	Successor	Successor
Allowance for loan losses
Beginning of Period	$16,219	$16,327	$—	$3,474
Provisions for loan losses	97,569	67,827	1,979	69,479
Charge-offs, net	(97,461)	(67,775)	1,495	(59,125)
End of Period	$16,327	$16,379	$3,474	$13,828
Allowance as a percentage of finance receivables, net of unearned advance fees	14.8%	16.7%	4.0%	14.4%

The provision for loan losses for the Predecessor year ended December 31, 2017, and the Predecessor period ended December 12, 2018 includes losses from returned items from check cashing of $6.0 million and $5.0 million, and third-party lender losses of $32.7 million and $24.3 million, respectively.  The provision for loan losses for the Successor period ended December 31, 2018, and the Successor year ended December 31, 2019 includes losses from returned items from check cashing of $0.2 million and $5.2 million, and third party lender losses of $0.9 million and $16.9 million, respectively. The provision for loan losses for the Successor year ended December 31, 2019 included debt buyer liability costs of $10.6 million.

A subsidiary of the Company guarantees loans with third-party lenders under the CSO model. As of December 31, 2019, and 2018, the outstanding amount of active consumer loans were $12.1 million and $34.1 million, respectively, consisting of $5.0 million and $33.8 million in short-term, and $7.1 million and $0.3 million in installment loans, respectively.  We accrues for these obligations through management’s estimation of anticipated purchases based on expected losses in the third-party lender’s portfolio. This obligation is recorded as a current liability on our balance sheet and was $2.6 million and $4.5 million as of December 31, 2019 and 2018, respectively. A subsidiary of the Company has also entered into certain debt buying arrangements to leverage our expertise in collecting delinquent loans. Total gross receivables for which the Company recorded a debt buyer liability were $28.4 million and the Company reserved $3.5 million for this debt buying liability as of December 31, 2019.

In some instances, the Company maintains debt-purchasing arrangements with third-party lenders. The Company accrues for these obligations through management’s estimation of anticipated purchases based on expected losses in the third-party lender’s portfolio. This obligation is recorded as a current liability on our balance sheet.

Net charge offs for the Successor period ended December 31, 2018 includes recoveries from the Predecessor period as the allowance for loan losses was reset due to purchase accounting.

Goodwill Impairment

Management evaluates all long-lived assets for impairment annually as of December 31, or whenever events or changes in business circumstances indicate an asset might be impaired, including goodwill and equity method investments. One event that requires the Company to perform a goodwill impairment test is when a portion of the retail reporting unit is sold. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets at the date of the acquisition.

One of the methods that management employs in the review of such assets uses estimates of future cash flows. If the carrying value is considered impaired, an impairment charge is recorded for the amount by which the carrying value exceeds its fair value. Management believes that its estimates of future cash flows and fair value are reasonable. Changes in estimates of such cash flows and fair value, however, could impact the estimated value of such assets.

The Company conducted its annual test for impairment of goodwill as of December 31, 2017 and 2019 for the Retail financial services reporting unit and concluded that our Retail financial services reporting unit has an impairment of $113.8 million and $-0- million, respectively. Predecessor’s goodwill was fully impaired as of December 31, 2017. The Company did not conduct a test for impairment of goodwill as of December 31, 2018 as the Company had recorded $11,288 in goodwill representing the fair values at the Restructuring date of December 12, 2018

Income Taxes

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

As of December 31, 2019, the Company maintained a full valuation allowance on its existing deferred tax assets since it is not more likely than not that approximately $32.6 million of net deferred tax assets would be realized in the foreseeable future. Based on a pre-tax loss of $35.2 million for the year ended December  31, 2019, and the projected reversal of temporary items, the Company continues to maintain a full valuation allowance against its deferred tax assets.

On December 22, 2017, the U.S. federal government enacted comprehensive tax legislation (the “Tax Act”), which significantly revises the U.S. corporate income tax law by, among other things, lowering the U.S. federal corporate income tax rate from 35% to 21%.  The lower U.S. corporate income tax rate is effective January 1, 2018; however, the U.S. deferred tax assets and liabilities were adjusted in 2017 when the new tax law was enacted. The estimated impact of the Tax Act is further described in the  notes to Predecessor’s audited  finance statements.

Results of Operations

The following table sets forth key operating data for our operations for the years ended December 31, 2017, 2018 and 2019 (dollars in thousands):

	Year Ended December 31,
	2017	Revenue %	2018	Revenue %	2019	Revenue %

Total Revenues	$364,067	100.0%	$346,238	100.0%	$334,861	100.0%
Operating Expenses
Salaries	70,539	19.4%	68,972	19.9%	70,364	21.0%
Provision for losses	136,201	37.4%	100,211	28.9%	102,205	30.5%
Occupancy	38,796	10.7%	36,083	10.4%	35,760	10.7%
Advertising and marketing	7,262	2.0%	4,738	1.4%	3,680	1.1%
Lease termination	1,857	0.5%	754	0.2%	—	0.0%
Depreciation and amortization	9,461	2.6%	8,029	2.3%	24,004	7.2%
Other operating expenses	40,139	11.0%	31,610	9.2%	29,667	8.9%
Total Operating Expenses	304,255	83.6%	250,397	72.3%	265,680	79.4%
Income from Operations	59,812	16.4%	95,841	27.7%	69,181	20.6%
Corporate and other expenses
Corporate expenses	82,175	22.6%	69,327	20.0%	67,891	20.3%
Transaction expenses	—	—	6,941	2.0%	—	—
Lease termination	1,226	0.3%	—	—	—
Depreciation and amortization	4,929	1.4%	5,185	1.5%	5,762	1.7%
Interest expense, net	48,245	13.3%	53,174	15.4%	48,246	14.4%
Loss on debt extinguishment	—	—	10,832	3.1%	—	—
Goodwill impairment	113,753	31.2%	—	—	—	—
Income tax expense (benefit)	(9,621)	(2.6%)	41	0.0%	126	0.0%
Total corporate and other expenses	240,707	66.1%	145,500	42.0%	122,025	36.4%
Net loss	$(180,895)	(49.7%)	$(49,659)	(14.3%)	$(52,844)	(15.8%)

The following tables set forth key loan and check cashing operating data for our operations as of and for the years ended December 31, 2017, 2018 and 2019:

	Twelve Months Ended December 31,
	2017	2018	2019
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$1,036,753	$1,058,854	$1,056,480
Number of loan transactions (in thousands)	2,858	2,906	2,869
Average new loan size	$363	$364	$368
Average fee per new loan	$48.87	$47.34	$47.04
Loan loss provision	$46,240	$39,192	$38,987
Loan loss provision as a percentage of loan volume	4.5%	3.7%	3.7%
Secured loans as percentage of total at December 31st	14.5%	12.8%	14.2%
Medium-term Loan Operating Data (unaudited):
Balance outstanding (in thousands)	$46,903	$41,248	$36,357
Number of loans outstanding	37,371	44,582	39,848
Average balance outstanding	$1,255	$925	$912
Weighted average monthly percentage rate	16.8%	17.8%	18.4%
Allowance as a percentage of finance receivables	29.1%	30.9%	30.7%
Loan loss provision	$51,329	$30,614	$30,492
Secured loans as percentage of total at December 31st	12.6%	13.7%	15.4%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$1,829,036	$1,828,537	$1,729,524
Number of checks cashed (in thousands)	3,301	3,039	2,724
Face amount of average check	$554	$602	$635
Average fee per check	$13.94	$15.47	$19.56
Returned check expense	$5,966	$5,200	$5,227
Returned check expense as a percent of face amount of checks cashed	0.3%	0.3%	0.3%

Total Year Ended December 31, 2019 Compared to Total Year Ended December 31, 2018

Revenue

	Year Ended December 31,
	Predecessor	Successor	Total		Total		Total
	2018	2018	2018	2019	Increase (Decrease)		2018	2019
						(Percent)	(Percent of Revenue)

Short-term Consumer Loan Fees and Interest	$129,920	$7,706	$137,626	$134,965	$(2,661)	(2.0%)	39.7%	40.3%
Medium-term Consumer Loan Fees and Interest	59,316	3,480	62,796	62,038	(758)	(1.3%)	18.1%	18.5%
Credit Service Fees	71,540	4,208	75,748	54,087	(21,661)	(30.3%)	21.9%	16.2%
Check Cashing Fees	44,514	2,497	47,011	53,294	6,283	14.1%	13.6%	15.9%
Prepaid Debit Card Services	8,370	475	8,845	11,178	2,333	27.9%	2.6%	3.3%
Other Income	13,598	614	14,212	19,299	5,087	37.4%	4.1%	5.8%
Total Revenue	$327,258	$18,980	$346,238	$334,861	$(11,377)	(3.5%)	100.0%	100.0%

Total revenue for the year ended December 31, 2019, decreased $11.4 million, or 3.5%, as compared to the same period in the prior year, primarily as the result of the decrease in credit service fees partially offset by the increases in check cashing fees and other income.

Revenue from short-term consumer loan fees and interest for the year ended December  31, 2019, decreased $2.7 million, or 2.0%, as compared to the same period in the prior year, primarily due to customers moving to a medium-term product in a  certain market and tighter underwriting criteria in the Internet segment.

Revenue from medium-term consumer loans for the year ended December 31, 2019, decreased $0.8 million, or 1.3%, as compared to the same period in the prior year, primarily due to regulatory changes in a certain market.  However, Retail segment revenue from medium-term consumer loans for the year ended December 31, 2019, increased $4.4 million, or 10.9%, as compared to the prior year primarily due to growth in a new medium-term product in a  certain market.

Revenue from credit service fees for the year ended  December 31, 2019, decreased $21.7 million, or 30.3%, compared to the same period in the prior year, primarily because the CSO product is no longer offered in our Retail segment.

Revenue from check cashing fees for the year ended December 31, 2019, increased $6.3 million, or 14.1%, compared to the same period in 2018, primarily as the result of an increase in the face amount of the average check.

Revenue from prepaid debt card services for the year ended December 31, 2019, increased $2.3 million, or 27.9%, compared to the same period in 2018, primarily due to an increase in the commission rate earned on card services.

Other income for the year ended December 31, 2019, increased $5.1 million, or 37.4%, compared to the same period in 2018, primarily as the result of commissions earned for bill pay services in certain markets.

Operating Expenses

	Year Ended December 31,
	Predecessor	Successor	Total		Total		Total
	2018	2018	2018	2019	Increase (Decrease)		2018	2019
						(Percent)	(Percent of Revenue)

Salaries	$65,552	$3,420	$68,972	$70,364	$1,392	2.1%	19.9%	21.0%
Provision for Loan Losses	97,098	3,113	100,211	102,205	1,994	2.1%	28.9%	30.5%
Occupancy	34,374	1,709	36,083	35,760	(323)	(0.9%)	10.4%	10.7%
Depreciation & Amortization	7,695	334	8,029	24,004	15,975	207.6%	2.3%	7.2%
Lease Termination Costs	754	—	754	—	(754)	(100.0%)	0.2%	0.0%
Advertising & Marketing	4,643	95	4,738	3,680	(1,058)	(22.8%)	1.4%	1.1%
Bank Charges	6,993	359	7,352	7,138	(214)	(3.1%)	2.1%	2.1%
Store Supplies	1,520	70	1,590	1,528	(62)	(4.1%)	0.5%	0.5%
Collection Expenses	1,772	45	1,817	1,145	(672)	(37.9%)	0.5%	0.3%
Telecommunications	4,900	475	5,375	5,728	353	7.2%	1.6%	1.7%
Security	2,332	107	2,439	2,333	(106)	(4.5%)	0.7%	0.7%
License & Other Taxes	1,622	16	1,638	1,395	(243)	(15.0%)	0.5%	0.4%
Loss on Asset Disposal	1,497	2	1,499	262	(1,237)	(82.6%)	0.4%	0.1%
Verification Processes	2,676	127	2,803	2,432	(371)	(13.9%)	0.8%	0.7%
Other Operating Expenses	6,558	539	7,097	7,706	609	9.3%	2.0%	2.3%
Total Operating Expenses	239,986	10,411	250,397	265,680	15,283	6.4%	72.3%	79.4%
Income from Operations	$87,272	$8,569	$95,841	$69,181	$(26,660)	(30.5%)	27.7%	20.6%

Total operating expenses, net of depreciation, for the year ended December 31, 2019, decreased $0.7 million, or 0.3%, compared to the same period in the prior year, primarily due to the increase in provision for loan losses are offset by decreases in most operating expense categories. Income from operations, net of depreciation, decreased $10.7 million, or 10.3%, for the year ended December 31, 2019, as compared to the same period in the prior year.

The provision for loan losses increased by $2.0 million, or 2.1%, for the year ended December 31, 2019, as compared to the same period in the prior year primarily as the result of recording a liability for purchasing defaulted third-party lender loans.

Depreciation increased by $16.0 million, or 207.6%, for the year ended December 31, 2019, as compared to the prior period, primarily as a result of the $43.1 million fair value adjustment recorded for property, leasehold improvements and equipment, in connection with the 2018 restructuring.

Corporate and Other Expenses

	Year Ended December 31,
	Predecessor	Successor	Total		Total		Total
	2018	2018	2018	2019	Increase (Decrease)		2018	2019
						(Percent)	(Percent of Revenue)
Corporate Expenses	$65,377	$3,650	$69,027	$67,891	$(1,136)	(1.6%)	19.9%	20.3%
Transaction Expenses	6,941	—	6,941	—	(6,941)	(100.0%)	2.0%	—
Depreciation & Amortization	4,318	867	5,185	5,762	577	11.1%	1.5%	1.7%
Sponsor Advisory Fee	300	—	300	—	(300)	(100.0%)	0.1%	—
Interest expense, net	50,760	2,414	53,174	48,246	(4,928)	(9.3%)	15.4%	14.4%
Loss on Debt Extinguishment	10,832	—	10,832	—	(10,832)	(100.0%)	3.1%	—
Income tax expense (benefit)	39	2	41	126	85	207.3%	0.0%	0.0%
Total Corporate and Other Expenses	$138,567	$6,933	$145,500	$122,025	$(23,475)	(16.1%)	42.0%	36.4%

Total corporate and other expenses decreased by $23.5 million, or 16.1%, and as a percentage of revenue from 42.0% to 36.4% for the year ended December 31, 2019, as compared to the prior year’s period. This decrease is primarily due to the transaction expense and loss on debt extinguishment incurred during the Restructuring in 2018, and the decrease in interest expense.

The decrease in corporate expenses from $69.0 million to $67.9 million, for the year ended December 31, 2019, as compared to the prior year, or a decrease of 1.6%, is primarily the result of decreased health care costs and corporate cost cutting.

Transaction expenses in 2018 are professional fees associated with the Restructuring.

Interest expenses decreased by $4.9 million, or 9.3%, for the year ended December 31, 2019, as compared to the prior year’s period. The decrease is primarily due to the reduction in amortization of deferred financing costs in the current period as a result of the elimination of deferred financing costs associated with the Predecessor’s debts.   Costs associated with debt restructuring are expensed at the Restructuring when using the fair value method of accounting.

The loss on debt extinguishment in the prior year is the result of a fee paid to terminate a credit facility and the cost of expensing the related unamortized deferred issuance costs.

Business Segment Results of Operations for the Years Ended December 31, 2019 and December 31, 2018

	As of and for the Successor year ended December 31, 2019
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$207,823		$39,002			$246,825
Goodwill	11,288		—			11,288
Other Intangible Assets	2,588		62			2,650
Total Revenues	$290,067	100.0%	$44,794	100.0%		$334,861	100.0%
Provision for Loan Losses	78,401	27.0%	23,804	53.1%		102,205	30.5%
Depreciation and Amortization	24,004	8.3%	—	—%		24,004	7.2%
Other Operating Expenses	134,175	46.3%	5,296	11.8%		139,471	41.6%
Operating Gross Profit	53,487	18.4%	15,694	35.1%		69,181	20.7%
Interest Expense, net	32,320	11.1%	15,926	35.6%		48,246	14.4%
Depreciation and Amortization	5,572	1.9%	190	0.4%		5,762	1.7%
Other Corporate Expenses (a)	—	—	—	—	67,891	67,891	20.3%
Income (Loss) from Continuing Operations, before tax	15,595	5.4%	(422)	(0.9)%	(67,891)	(52,718)	(15.7)%

(a)	Represents expenses that are not allocated between reportable segments.

There were no intersegment revenues for the Successor year ending December 31, 2019.

	As of December 31, 2018 and for the Successor period from December 13 through December 31, 2018
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$212,772		$24,450			$237,222
Goodwill	11,288		—			11,288
Other Intangible Assets	2,921		215			3,136
Total Revenues	$16,556	100.0%	$2,424	100.0%		$18,980	100.0%
Provision for Loan Losses	2,659	16.1%	454	18.7%		3,113	16.4%
Depreciation and Amortization	334	2.0%	—	—		334	1.8%
Other Operating Expenses	6,774	40.9%	190	7.9%		6,964	36.7%
Operating Gross Profit	6,789	41.0%	1,780	73.4%		8,569	45.1%
Interest Expense, net	1,288	7.8%	1,126	46.5%		2,414	12.7%
Depreciation and Amortization	849	5.1%	18	0.7%		867	4.6%
Other Corporate Expenses (a)	—	—	—	—	3,650	3,650	19.2%
Income (loss) from Continuing Operations, before tax	4,652	28.1%	636	26.2%	(3,650)	1,638	8.6%

(a)	Represents expenses that are not allocated between reportable segments.

There were no intersegment revenues for the Successor period ending December 31, 2018.

	For the Predecessor period from January 1 through December 12, 2018
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Revenues	$278,659	100.0%	$48,599	100.0%		$327,258	100.0%
Provision for Loan Losses	75,025	26.9%	22,073	45.4%		97,098	29.6%
Depreciation and Amortization	7,695	2.8%	—	—		7,695	2.3%
Other Operating Expenses	129,174	46.4%	6,019	12.4%		135,193	41.4%
Operating Gross Profit	66,765	24.0%	20,507	42.2%		87,272	26.7%
Interest Expense, net	36,226	13.0%	14,534	29.9%		50,760	15.5%
Depreciation and Amortization	3,965	1.4%	353	0.7%		4,318	1.3%
Transaction expenses (a)	—	—	—	—	6,941	6,941	2.1%
Loss on Debt Extinguishment (a)	—	—	—	—	10,832	10,832	3.3%
Other Corporate Expenses (a)	—	—	—	—	65,677	65,677	20.1%
Income (loss) from Continuing Operations, before tax	26,574	9.5%	5,620	11.6%	(83,450)	(51,256)	(15.7)%

(a)	Represents expenses that are not allocated between reportable segments.

There were no intersegment revenues for the Predecessor period ending December 12, 2018.

	As of and for the Total year ended December 31, 2018
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$212,772		$24,450			$237,222
Goodwill	11,288		—			11,288
Other Intangible Assets	2,921		215			3,136
Total Revenues	$295,215	100.0%	$51,023	100.0%		$346,238	100.0%
Provision for Loan Losses	77,684	26.3%	22,527	44.2%		100,211	28.9%
Depreciation and Amortization	8,029	2.7%	—	—		8,029	2.3%
Other Operating Expenses	135,948	46.1%	6,209	12.1%		142,157	41.1%
Operating Gross Profit	73,554	24.9%	22,287	43.7%		95,841	27.7%
Interest Expense, net	37,514	12.7%	15,660	30.7%		53,174	15.4%
Depreciation and Amortization	4,814	1.6%	371	0.7%		5,185	1.5%
Transaction expenses (a)	—	—	—	—	6,941	6,941	2.0%
Loss on Debt Extinguishment (a)	—	—	—	—	10,832	10,832	3.1%
Other Corporate Expenses (a)	—	—	—	—	69,327	69,327	20.0%
Income (loss) from Continuing Operations, before tax	31,226	10.6%	6,256	12.3%	(87,100)	(49,618)	(14.3)%

(a)	Represents expenses that are not allocated between reportable segments.

There were no intersegment revenues for the total year ending December 31, 2018.

Retail Financial Services

Retail financial services represented 86.6%, or $290.1 million, of consolidated revenues for the year ended December 31, 2019, which is an increase from the 85.3% for the prior period. Revenue from Retail segment medium-term consumer loan fees, check cashing fees, and other income increased by $4.4 million, $6.3 million, and $5.1 million, respectively, for the Successor year ended December 31, 2019, compared to the prior period.

Internet Financial Services

For the year ended December 31, 2019, total revenues contributed by our Internet segment were  $44.8 million, a decrease of $6.2 million, or 12.2%, over the prior year comparable period, primarily as a result of stricter underwriting criteria and regulatory changes in a certain market.

Total Year Ended December 31, 2018 Compared to Total Year Ended December 31, 2017

Revenue

The following table sets forth revenue by product line and total revenue for the total years ended December 31, 2018 and 2017.

	Year Ended December 31,
	Total	Predecessor	Successor	Total	Total			Total
	2017	2018	2018	2018	Increase (Decrease)		2017	2018
						(Percent)	(Percent of Revenue)

Short-term Consumer Loan Fees and Interest	$139,307	$129,920	$7,706	$137,626	$(1,681)	(1.2%)	38.3%	39.7%
Medium-term Consumer Loan Fees and Interest	76,633	59,316	3,480	62,796	(13,837)	(18.1%)	21.0%	18.1%
Credit Service Fees	76,763	71,540	4,208	75,748	(1,015)	(1.3%)	21.1%	21.9%
Check Cashing Fees	46,011	44,514	2,497	47,011	1,000	2.2%	12.6%	13.6%
Prepaid Debit Card Services	8,281	8,370	475	8,845	564	6.8%	2.3%	2.6%
Other Income	17,072	13,598	614	14,212	(2,860)	(16.8%)	4.7%	4.1%
Total Revenue	$364,067	$327,258	$18,980	$346,238	$(17,829)	(4.9%)	100.0%	100.0%

Total revenue for the twelve months ended December 31, 2018, decreased $17.8 million, or 4.9%, as compared to the twelve-month period in the prior year, but Retail financial services segment revenue increased by $3.6 million, or 1.2%, for the twelve months ended December 31, 2018 as compared to the prior twelve-month period.

Revenue from short‑term consumer loan fees and interest for the twelve months ended December 31, 2018, decreased $1.7 million, or 1.2%, but increased as a percentage of total revenue to 39.7% from 38.3% compared to the twelve-month period in 2017. Short‑term consumer loan revenue for the Retail financial services segment increased by $0.3 million, or 0.2%, for the twelve months ended December 31, 2018, as compared to the prior twelve-month period.

Revenue from medium‑term consumer loans for the twelve months ended December 31, 2018, decreased $13.8 million, or 18.1%, compared to the twelve-month period in 2017, primarily due to a decrease in medium‑term lending in the Internet financial services segment. However, medium‑term consumer loan revenue for the Retail financial services segment increased by $2.8 million, or 7.4%, for the twelve months ended December 31, 2018, as compared to the prior twelve-month period.

Other income for the twelve months ended December 31, 2018, decreased $2.9 million, or 16.8%, compared to the twelve-month period in 2017, primarily attributable to decreases in collections related fees and insurance commissions.

Operating Expenses

	Year Ended December 31,
	Total	Predecessor	Successor	Total	Total			Total
	2017	2018	2018	2018	Increase (Decrease)		2017	2018
						(Percent)	(Percent of Revenue)

Salaries	$70,539	$65,552	$3,420	$68,972	$(1,567)	(2.2%)	19.4%	19.9%
Provision for Loan Losses	136,201	97,098	3,113	100,211	(35,990)	(26.4%)	37.4%	28.9%
Occupancy	38,796	34,374	1,709	36,083	(2,713)	(7.0%)	10.7%	10.4%
Depreciation & Amortization	9,461	7,695	334	8,029	(1,432)	(15.1%)	2.6%	2.3%
Lease Termination Costs	1,857	754	—	754	(1,103)	(59.4%)	0.5%	0.2%
Advertising & Marketing	7,262	4,643	95	4,738	(2,524)	(34.8%)	2.0%	1.4%
Bank Charges	7,371	6,993	359	7,352	(19)	(0.3%)	2.0%	2.1%
Store Supplies	1,655	1,520	70	1,590	(65)	(3.9%)	0.5%	0.5%
Collection Expenses	1,587	1,772	45	1,817	230	14.5%	0.4%	0.5%
Telecommunications	6,735	4,900	475	5,375	(1,360)	(20.2%)	1.8%	1.6%
Security	2,120	2,332	107	2,439	319	15.0%	0.6%	0.7%
License & Other Taxes	1,744	1,622	16	1,638	(106)	(6.1%)	0.5%	0.5%
Loss on Asset Disposal	4,164	1,497	2	1,499	(2,665)	(64.0%)	1.1%	0.4%
Verification Processes	4,005	2,676	127	2,803	(1,202)	(30.0%)	1.1%	0.8%
Other Operating Expenses	10,758	6,558	539	7,097	(3,661)	(34.0%)	3.1%	2.0%
Total Operating Expenses	304,255	239,986	10,411	250,397	(53,858)	(17.7%)	83.6%	72.3%
Income from Operations	$59,812	$87,272	$8,569	$95,841	$36,029	60.2%	16.4%	27.7%

Total operating expenses decreased $53.9 million, or 17.7%, and decreased as a percentage of revenue to 72.3% from 83.6%, for the twelve months ended December 31, 2018, as compared to the same period in the prior year, primarily due to decreases in the provision for loan losses, advertising & marketing, telecommunications, and other operating expenses. Income from operations increased $36.0 million, or 60.2%, and increased as a percentage of revenue to 27.7  % from 16.4%, for the twelve months ended December 31, 2018, as compared to the same period in the prior year.

The provision for loan losses decreased by $36.0 million, or 26.4%, and decreased as a percentage of revenue to 28.9% from 37.4%, for the twelve months ended December 31, 2018, as compared to the same period in the prior year, primarily as the result of implementing stricter underwriting criteria and the quality of the portfolios.

Advertising and marketing decreased by $2.5 million, or 34.8%, and decreased as a percentage of revenue to 1.4% from 2.0%, for the twelve months ended December 31, 2018, as compared to the same period in the prior year, primarily as a result of a decrease in lead generation costs related to new customer growth primarily in the Internet segment.

Telecommunications costs decreased by $1.4 million, or 20.2%, and decreased as a percentage of revenue to 1.6% from 1.8%, for the twelve months ended December 31, 2018, as compared to the prior period, primarily as a result of implementing less expensive service providers.

Other operating expenses decreased by $3.7 million, or 34.0%, and decreased as a percentage of revenue to 2.0% from 3.1%, for the twelve months ended December 31, 2018, as compared to the prior period, primarily as a result of our cost containment initiatives.

Corporate and Other Expenses

	Year Ended December 31,
		Predecessor	Successor	Total	Total			Total
	2017	2018	2018	2018	Increase (Decrease)		2017	2018
						(Percent)	(Percent of Revenue)
Corporate Expenses	$81,560	$65,377	$3,650	$69,027	$(12,533)	(15.4%)	22.4%	19.9%
Transaction Expenses	—	6,941	—	6,941	6,941	100.0%	—	2.0%
Depreciation & Amortization	4,929	4,318	867	5,185	256	5.2%	1.4%	1.5%
Sponsor Advisory Fee	615	300	—	300	(315)	(51.2%)	0.2%	0.1%
Interest expense, net	48,245	50,760	2,414	53,174	4,929	10.2%	13.3%	15.4%
Loss on Debt Extinguishment	—	10,832	—	10,832	10,832	100.0%	—	3.1%
Lease termination	1,226	—	—	—	(1,226)	(100.0%)	0.3%	—
Goodwill Impairment	113,753	—	—	—	(113,753)	(100.0%)	31.2%	—
Income tax expense (benefit)	(9,621)	39	2	41	9,662	100.0%	(2.6%)	0.0%
Total Corporate and Other Expenses	$240,707	$138,567	$6,933	$145,500	$(95,207)	(39.6%)	66.1%	42.0%

The decrease in corporate expenses from $81.6 million to $69.0 million, or 15.4%, and decrease as a percentage of revenue to 19.9% from 22.4%, for the twelve months ended December 31, 2018, as compared to the prior year, is primarily the result of compensation and headcount reductions.

The increase in interest expense is primarily due to the amortization of financing costs associated with the Predecessor’s revolving credit facility and note amendments, and the increase in interest related to the issuance of secured and senior notes during 2018 as part of the Restructuring.

Transaction expenses in 2018 are professional fees associated with the Restructuring.

The loss on debt extinguishment in 2018 is the result of the termination fees paid to terminate the existing credit facility and cost of expensing unamortized deferred issuance costs.

Lease termination costs in 2017 is the result of the closure of the Company’s Utah facility.

Goodwill impairment in 2017 was to write off the remaining value of goodwill based on an assessment of the fair value as of December 31, 2017 per an impairment analysis of the retail unit.

The benefit from income tax expense in 2017 is due to the reversal of a deferred tax liability resulting from the goodwill impairment.

Business Segment Results of Operations for the Years Ended December 31, 2018 and December 31, 2017

	As of December 31, 2018 and for the Successor period from December 13 through December 31, 2018
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$212,772		$24,450			$237,222
Goodwill	11,288		—			11,288
Other Intangible Assets	2,921		215			3,136
Total Revenues	$16,556	100.0%	$2,424	100.0%		$18,980	100.0%
Provision for Loan Losses	2,659	16.1%	454	18.7%		3,113	16.4%
Depreciation and Amortization	334	2.0%	—	—		334	1.8%
Other Operating Expenses	6,774	40.9%	190	7.9%		6,964	36.7%
Operating Gross Profit	6,789	41.0%	1,780	73.4%		8,569	45.1%
Interest Expense, net	1,288	7.8%	1,126	46.5%		2,414	12.7%
Depreciation and Amortization	849	5.1%	18	0.7%		867	4.6%
Other Corporate Expenses (a)	—	—	—	—	3,650	3,650	19.2%
Income (loss) from Continuing Operations, before tax	4,652	28.1%	636	26.2%	(3,650)	1,638	8.6%

(a)Represents expenses that are not allocated between reportable segments.

There were no intersegment revenues for the Successor period ending December 31, 2018

	For the Predecessor period from January 1 through December 12, 2018
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Revenues	$278,659	100.0%	$48,599	100.0%		$327,258	100.0%
Provision for Loan Losses	75,025	26.9%	22,073	45.4%		97,098	29.6%
Depreciation and Amortization	7,695	2.8%	—	—		7,695	2.3%
Other Operating Expenses	129,174	46.4%	6,019	12.4%		135,193	41.4%
Operating Gross Profit	66,765	24.0%	20,507	42.2%		87,272	26.7%
Interest Expense, net	36,226	13.0%	14,534	29.9%		50,760	15.5%
Depreciation and Amortization	3,965	1.4%	353	0.7%		4,318	1.3%
Transaction expenses (a)	—	—	—	—	6,941	6,941	2.1%
Loss on Debt Extinguishment (a)	—	—	—	—	10,832	10,832	3.3%
Other Corporate Expenses (a)	—	—	—	—	65,677	65,677	20.1%
Income (loss) from Continuing Operations, before tax	26,574	9.5%	5,620	11.6%	(83,450)	(51,256)	(15.7)%

(a)Represents expenses that are not allocated between reportable segments.

There were no intersegment revenues for the Predecessor period ending December 12, 2018.

	As of and for the Total year ended December 31, 2018
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$212,772		$24,450			$237,222
Goodwill	11,288		—			11,288
Other Intangible Assets	2,921		215			3,136
Total Revenues	$295,215	100.0%	$51,023	100.0%		$346,238	100.0%
Provision for Loan Losses	77,684	26.3%	22,527	44.2%		100,211	28.9%
Depreciation and Amortization	8,029	2.7%	—	—		8,029	2.3%
Other Operating Expenses	135,948	46.1%	6,209	12.1%		142,157	41.1%
Operating Gross Profit	73,554	24.9%	22,287	43.7%		95,841	27.7%
Interest Expense, net	37,514	12.7%	15,660	30.7%		53,174	15.4%
Depreciation and Amortization	4,814	1.6%	371	0.7%		5,185	1.5%
Transaction expenses (a)	—	—	—	—	6,941	6,941	2.0%
Loss on Debt Extinguishment (a)	—	—	—	—	10,832	10,832	3.1%
Other Corporate Expenses (a)	—	—	—	—	69,327	69,327	20.0%
Income (loss) from Continuing Operations, before tax	31,226	10.6%	6,256	12.3%	(87,100)	(49,618)	(14.3)%

(a)	Represents expenses that are not allocated between reportable segments.

	As of and for the Predecessor year ended December 31, 2017
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$181,390		$31,016			$212,406
Other Intangible Assets	375		549			924
Total Revenues	$291,655	100.0%	$72,412	100.0%		$364,067	100.0%
Provision for Loan Losses	83,499	28.6%	52,702	72.8%		136,201	37.4%
Depreciation and Amortization	9,461	3.2%	—	—		9,461	2.6%
Other Operating Expenses	149,687	51.4%	8,906	12.4%		158,593	43.6%
Operating Gross Profit	49,008	16.8%	10,804	14.9%		59,812	16.4%
Interest Expense, net	33,403	11.5%	14,842	20.5%		48,245	13.3%
Depreciation and Amortization	4,477	1.5%	452	0.6%		4,929	1.4%
Lease Termination	—	—	1,226	1.7%		1,226	0.3%
Goodwill Impairment	113,753	39.0%	—			113,753	31.2%
Other Corporate Expenses (a)	—	—	—		82,175	82,175	22.6%
Income (loss) from Continuing Operations, before tax	(102,625)	(35.2)%	(5,716)	(7.9)%	(82,175)	(190,516)	(52.3)%

(a)Represents expenses that are not allocated between reportable segments.

There were no intersegment revenues for the Predecessor year ending December 31, 2017.

Retail Financial Services

Total Retail financial services for the combined 2018 Successor and Predecessor periods represented 85.3%, or $295.2 million, of consolidated revenues for the year ended December 31, 2018, which was an increase of $3.6 million, or 1.2%, over the prior period. Retail financial services operating gross profit increased by $24.5 million, or 50.0%, and increased as a percentage of revenue to 24.9% from 16.8%, for the twelve months ended December 31, 2018, as compared to the prior year.

Internet Financial Services

For the year ended December 31, 2018, total revenues for the combined Successor and Predecessor periods contributed by our Internet financial services segment was $51.0 million, a decrease of $21.4 million, or 29.5%, over the prior year comparable period. However, Internet financial services operating gross profit as a percentage of revenue increased to 43.7% from 14.9%, and provision for loan losses as a percentage of revenue decreased to 44.2% from 72.8%, for the twelve months ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to the improvement of the quality of the internet medium‑term consumer loan portfolio, which resulted from implementing stricter underwriting criteria.

Liquidity and Capital Resources

Our Predecessor historically funded its liquidity needs through cash flow from operations and borrowings under revolving credit facilities and subsidiary notes. We believe that it is probable that cash flow from operations and available cash, together with availability of existing and future credit facilities, will be adequate to meet our obligations as they become due within the next twelve months. Beyond that twelve-month period, funding capital expenditures, working capital and debt requirements will depend on our future financial performance, which is subject to many economic, commercial, regulatory, financial and other factors that are beyond our control. In addition, these factors may require us to pursue restructuring of our indebtedness and/or alternative sources of capital such as asset-specific financing, incurrence of additional indebtedness, or asset sales.

Full-Year Cash Flow Analysis

The table below summarizes our cash flows for each of the years specified below:

	Year Ended December 31,
	Predecessor	Predecessor	Successor	Total	Successor
(in thousands)	2017	2018	2018	2018	2019
Net Cash Provided by Operating Activities	$85,961	$75,566	$14,854	$90,420	$106,702
Net Cash Used in Investing Activities	(145,825)	(90,412)	(6,093)	(96,505)	(108,390)
Net Cash Provided by (Used in) Financing Activities	21,728	(8,426)	682	(7,744)	(589)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	$(38,136)	$(23,272)	$9,443	$(13,829)	$(2,277)

Cash Flows from Operating Activities. Net cash provided by operating activities for the years ended December 31, 2019, 2018 and 2017 were $106.7 million, $90.4 million and $86.0 million, respectively.  Net income, net of the non-cash impact of the provision for loan losses, goodwill impairment, loss on debt extinguishment, depreciation, and interest on PIK notes was $111.0 million, $75.5 million, and $83.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Cash Flows from Investing Activities.  The $11.9 million increase in net cash used in investing activities during the year ended December 31, 2019, as compared to the year ended December 31, 2018, is primarily due to a $9.3 million increase in loan originations.

The $49.3 million decrease in net cash used in investing activities during the year ended December 31, 2018, as compared to the year ended December 31, 2017, is primarily due to a $45.8 million decrease in loan originations primarily due to the implementation of stricter underwriting criteria.

Cash Flows from Financing Activities. The $7.2 million increase in net cash provided by financing activities during the year ended December 31, 2019, is primarily due to a $10.8 million decrease in debt issuance costs, as compared to the year ended December 31, 2018.

The $29.5 million decrease in net cash provided by financing activities during the year ended December 31, 2018, is primarily due to a $10.7 million decrease in proceeds from subsidiary note, and a $19.2 million decrease in borrowing under our lines of credit and subsidiary notes, as compared to the year ended December 31, 2017.

Capital Expenditures

For the years ended December 31, 2017, 2018 and 2019, we spent $8.9 million, $6.0 million, and $8.6 million, respectively, on capital expenditures. Capital expenditures during 2017 were primarily to develop an analytical data warehouse to advance reporting and analytical capabilities to improve our risk management and operational decision making.  Capital expenditures during 2018 and 2019 were primarily for maintenance on certain retail locations. In addition, capital expenditures during 2019 included costs for relocating our corporate headquarters.

Seasonality

Our business is seasonal based on the liquidity and cash flow needs of our customers. Customers cash tax refund checks primarily in the first calendar quarter of each year which may result in higher collections and my increase check cashing. We typically see our loan portfolio decline in the first quarter as a result of the consumer liquidity created through income tax refunds. Following the first quarter, we typically see our loan portfolio expand through the remainder of the year with the third and fourth quarters showing the strongest loan demand due to the holiday season.

Contractual Obligations and Commitments

The table below summarizes our contractual obligations and commitments as of December 31, 2019:

	Total	2020	2021 - 2022	2023 - 2024	After 2024
Operating Leases	$44,167	$15,557	$18,466	$6,943	$3,201
Senior PIK Notes
Principal	307,860	—	—	307,860	—
Interest, payable-in-kind	160,149	33,984	79,638	46,527	—
Total Senior PIK Notes	468,009	33,984	79,638	354,387	—
Borrowings under Secured Notes
Principal	40,000	—	—	40,000	—
Interest	16,060	3,600	7,200	5,260	—
Total borrowings under Secured Notes	56,060	3,600	7,200	45,260	—
Borrowings under Subsidiary Note Payable
Principal	74,731	128	74,030	573	—
Interest	18,243	13,609	4,588	46	—
Total borrowings under Subsidiary Note Payable	92,974	13,737	78,618	619	—
Total	$661,210	$66,878	$183,922	$407,209	$3,201

The $40.0 million Secured Notes bear interest at 9.00% per annum and mature on June 15, 2023. Pursuant to the SPV Indenture, CCF Issuer and Community Choice Holdings each granted a pledge over all of their respective assets. CCF Issuer was also required to pledge its interests in the Revolving Credit Agreement.  The SPV Indenture also contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock or the capital stock of our subsidiaries, make certain investments, enter into certain types of transactions with affiliates, create liens or merge with or into other companies.

The subsidiaries created to acquire loans from the retail and internet portfolios in connection with the Restructuring on December 12, 2018, entered into an amendment to increase our borrowings under the Ivy Credit Agreement from $63.5 million to $70.0 million. The Agreement was amended on September 9, 2019, to increase our borrowing from $70.0 million to $73.0 million and was further amended on February 7, 2020 to extend the maturity date to April 30, 2021.

On July 19, 2014, a subsidiary of the Company entered in to a $1.4 million term note with a nonrelated entity for the acquisition of a share of an airplane. We recorded our $1.1 million share of the joint note, but both parties are joint and severally liable. The joint note had an outstanding balance of $1.0 million at December 31, 2019 and our share of the note was $0.8 million. The term note was amended on November 22, 2019 to extend the maturity date to November 22, 2024, and increased the interest rate to 4.75%.

On May 24, 2016, a subsidiary of the Company entered into a $1.2 million term note for a fractional share of an airplane, and the note had an outstanding balance of $1.0 million as of December 31, 2019.

As a result of the 2018 Restructuring, the Company issued $276.9 million of senior PIK notes. The PIK notes accrue interest at 10.75% which is satisfied semi-annually by increasing the principal amount of the PIK notes. The PIK notes had an outstanding principal balance of $307.9 million at December 31, 2019 and are presented at their fair value of $74.2 million on the consolidated balance sheet.

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

Loan Portfolio

As of December 31, 2019, we are licensed to offer loans in 31 states. We have established a loan loss allowance in respect of our loans receivable at a level that our management believes to be adequate to absorb known or probable losses from loans made by us and accruals for losses in respect of loans made by third parties that we guarantee. Our policy for determining the loan loss allowance is based on historical experience, as well as our management’s review and analysis of the payment and collection of the loans within prior periods. All loans and services, regardless of type, are made in accordance with state regulations, and, therefore, the terms of the loans and services may vary state-to-state. Loan fees and interest are earned on loans. Products which allow for an upfront fee are recognized over the loan term. Other products’ interest is earned over the term of the loan.

As of December 31, 2019, and December 31, 2018, our total finance receivables net of unearned advance fees were approximately $95.8 million and $87.8 million, respectively.

.

Off-Balance Sheet Arrangements

In certain markets under the CSO model,  a subsidiary of the Company arranges for consumers to obtain consumer loan products from one of several independent third-party lenders whereby certain subsidiaries of the Company acts as a facilitator. For consumer loan products originated by third-party lenders under the programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company’s subsidiary will guarantee such loans. When a consumer executes an agreement with the Company’s subsidiary under these programs, the Company’s subsidiary agrees, for a fee payable to the Company’s subsidiary by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default.  As of December  31, 2019, and December 31, 2018, the outstanding amount of active consumer loans guaranteed by certain of the Company’s subsidiaries was $12.1 million and $34.1 million, respectively. The outstanding amount of active consumer loans for Ohio consist of $-0- million and $30.5 million in short-term and $7.1 million and $0.3 million in medium-term loans at December  31, 2019 and December 31, 2018, respectively. The outstanding amount of active consumer loans for Texas consist of $5.0 million and $3.3 million in short-term loans at December  31, 2019 and December 31, 2018, respectively. The accrual for third party loan losses, which represents the estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company,  was $2.6 million and $4.5 million as of December 31, 2019, and December 31, 2018, respectively.

In some instances, the Company has entered into a debt buying agreement whereby the Company will purchase certain delinquent loans. Total gross receivables for which the Company has recorded a debt buyer liability were $28.4 million as of December 31, 2019, and the debt buyer liability was $3.5 million as of December 31, 2019.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2019, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by GAAP.

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

As of December 31, 2019, we had $422.6 million of indebtedness, none of which is subject to variable interest rates. However, we may enter into variable rate indebtedness in the future.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Security Holders and Board of Managers of CCF Holdings LLC and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CCF Holdings LLC and its subsidiaries (the Successor Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss,  members' equity, and cash flows for the year ended December 31, 2019 and for the period December 31, 2018 (inception) through December 31, 2018, and the related notes to the consolidated financial statements (collectively, the Successor financial statements). We have also audited the accompanying consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows of Community Choice Financial, Inc. and its subsidiaries (the Predecessor Company) for the period January 1, 2018 through December 12, 2018 and for the year ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the Predecessor financial statements). In our opinion, the Successor financial statements present fairly, in all material respects, the financial position of the Successor Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019 and for the period December 13, 2018 (inception) through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. In our opinion, the Predecessor financial statements present fairly, in all material respects, the results of the Predecessor Company’s operations and its cash flows for the period January 1, 2018 through December 12, 2018 and for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Successor Company has changed its method of accounting for lease transactions in 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842).

Basis for Opinion

These financial statements are the responsibility of the Successor Company’s and Predecessor Company’s (collectively, the Company’s) management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP
We have served as the Company’s auditor since 2006.
Raleigh, North Carolina
March 12, 2020

CCF Holdings LLC and Subsidiaries

Consolidated Balance Sheets

December 31, 2019 and 2018

(In thousands, except per share data)

	December 31,	December 31,
	2019	2018
Assets
Current Assets
Cash and cash equivalents	$49,016	$53,208
Restricted cash	6,090	4,175
Finance receivables, net of allowance for loan losses of $12,869 and $3,139	79,692	81,093
Card related pre-funding and receivables	970	899
Other current assets	10,273	16,028
Total current assets	146,041	155,403
Noncurrent Assets
Finance receivables, net of allowance for loan losses of $959 and $335	2,303	3,271
Property, leasehold improvements and equipment, net	40,577	61,842
Right of use assets - operating leases	36,728	—
Goodwill	11,288	11,288
Other intangible assets	2,650	3,136
Security deposits	7,238	2,282
Total assets	$246,825	$237,222
Liabilities and Members' Equity
Current Liabilities
Accounts payable and accrued liabilities	$30,195	$35,422
Money orders payable	9,448	8,548
Accrued interest	2,544	1,586
Current portion of operating lease obligation	12,878	—
Current portion of subsidiary notes payable, net of deferred issuance costs of $1 and $-0-	127	884
Deferred revenue	2,535	2,535
Total current liabilities	57,727	48,975
Noncurrent Liabilities
Lease termination payable	—	387
Operating lease obligation	24,403	—
Subsidiary notes payable, net of deferred issuance costs of $372 and $16	74,231	70,938
Secured notes payable	40,000	42,000
Senior PIK notes, at fair value	74,243	60,796
Deferred revenue	2,451	4,985
Total liabilities	273,055	228,081
Commitments and Contingencies
Members' Equity
Common units, par value $-0- per unit, 850,000 Class A authorized and outstanding units at December 31, 2019 and December 31, 2018 and 142,857 and 150,000 Class B authorized and outstanding at December 31, 2019 and December 31, 2018	870	870
Retained earnings (deficit)	(51,208)	1,636
Accumulated other comprehensive income	24,108	6,635
Total members' equity (deficit)	(26,230)	9,141
Total liabilities and members' equity (deficit)	$246,825	$237,222

See Notes to Consolidated Financial Statements.

CCF Holdings LLC and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

Years Ended December 31, 2019, 2018, and 2017

(In thousands)

		For the Period	For the Period
		December 13	January 1
	Year Ended	through	through	Year Ended
	December 31,	December 31,	December 12,	December 31,
	2019	2018	2018	2017
	Successor	Successor	Predecessor	Predecessor
Revenues:
Finance receivable fees	$197,003	$11,186	$189,236	$215,940
Credit service fees	54,087	4,208	71,540	76,763
Check cashing fees	53,294	2,497	44,514	46,011
Card fees	11,178	475	8,370	8,281
Other	19,299	614	13,598	17,072
Total revenues	334,861	18,980	327,258	364,067
Operating expenses:
Salaries	70,364	3,420	65,552	70,539
Provision for loan losses	102,205	3,113	97,098	136,201
Occupancy	35,760	1,709	34,374	38,796
Advertising and marketing	3,680	95	4,643	7,262
Lease termination	—	—	754	1,857
Depreciation and amortization	24,004	334	7,695	9,461
Other	29,667	1,740	29,870	40,139
Total operating expenses	265,680	10,411	239,986	304,255
Operating gross profit	69,181	8,569	87,272	59,812
Corporate and other expenses:
Corporate expenses	67,891	3,650	65,677	82,175
Transaction expenses	—	—	6,941	—
Lease termination	—	—	—	1,226
Depreciation and amortization	5,762	867	4,318	4,929
Interest expense, net	48,246	2,414	50,760	48,245
Loss on debt extinguishment	—	—	10,832	—
Goodwill impairment	—	—	—	113,753
Total corporate and other expenses	121,899	6,931	138,528	250,328
Income (loss) from continuing operations, before tax	(52,718)	1,638	(51,256)	(190,516)
Provision for (benefit from) income taxes	126	2	39	(9,621)
Net income (loss)	$(52,844)	$1,636	$(51,295)	$(180,895)
Other comprehensive income:
Change in fair value of debt	17,473	6,635	—	—
Other comprehensive income	17,473	6,635	—	—
Comprehensive income (loss)	$(35,371)	$8,271	$(51,295)	$(180,895)

See Notes to Consolidated Financial Statements.

CCF Holdings LLC and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Period Ended December 12, 2018 and Year Ended December 31, 2017

(Predecessor)

(Dollars in thousands)

				Additional
	Common Stock		Treasury	Paid-In	Retained
	Shares	Amount	Stock	Capital	Deficit	Total

Balance, December 31, 2016	7,981,536	$90	$(50)	$129,624	$(153,988)	$(24,324)
Issuance of common stock for settlement of restricted stock units	8,484	—	—	—	—	—
Stock-based compensation expense	—	—	—	51	—	51
Net loss	—	—	—	—	(180,895)	(180,895)
Balance, December 31, 2017	7,990,020	$90	$(50)	$129,675	$(334,883)	$(205,168)
Stock-based compensation expense	—	—	—	31	—	31
Net loss	—	—	—	—	(51,295)	(51,295)
Balance, December 12, 2018	7,990,020	$90	$(50)	$129,706	$(386,178)	$(256,432)
Elimination of equity in connection with Restructuring (see Note 14)	(7,990,020)	(90)	50	(129,706)	386,178	256,432
Balance, December 13, 2018	—	$—	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

CCF Holdings LLC and Subsidiaries

Consolidated Statements of Members’ Equity

Year Ended December 31, 2019 and Period Ended December 31, 2018

(Successor)

(Dollars in thousands)

						Accumulated
						Other
	Class A Units		Class B Units		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income	Total

Balance, December 13, 2018	850,000	$740	150,000	$130	$—	$—	$870
Net income	—	—	—	—	1,636	—	1,636
Change in fair value of senior PIK notes	—	—	—	—	—	6,635	6,635
Balance, December 31, 2018	850,000	$740	150,000	$130	$1,636	$6,635	$9,141
Redemption of common units	—	—	(7,143)	—	—	—	—
Net loss	—	—	—	—	(52,844)	—	(52,844)
Change in fair value of senior PIK notes	—	—	—	—	—	17,473	17,473
Balance, December 31, 2019	850,000	$740	142,857	$130	$(51,208)	$24,108	$(26,230)

See Notes to Consolidated Financial Statements

CCF Holdings LLC and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2019, 2018, and 2017

(In thousands)

		For the Period	For the Period
		December 13	January 1
	Year Ended	through	through	Year Ended
	December 31,	December 31,	December 12,	December 31,
	2019	2018	2018	2017
	Successor	Successor	Predecessor	Predecessor
Cash flows from operating activities
Net income (loss)	$(52,844)	$1,636	$(51,295)	$(180,895)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	102,205	3,113	97,098	136,201
Goodwill impairment	—	—	—	113,753
Loss on disposal of assets	490	1	1,505	5,192
Loss on debt extinguishment	—	—	10,832	—
Depreciation	29,329	1,178	11,382	13,895
Amortization of note discount and deferred debt issuance costs	1,125	4	8,026	3,893
Amortization of intangibles	438	23	630	496
Non-cash interest on PIK notes	32,299	1,571	—	—
Right of use assets - operating leases	553
Deferred income taxes	—	—	—	(9,675)
Stock-based compensation	—	—	31	51
Changes in assets and liabilities:
Short-term investments	—	—	—	500
Card related pre-funding and receivables	(71)	190	(27)	483
Other assets	847	(416)	124	4,000
Deferred revenue	(2,534)	(129)	(2,406)	(2,753)
Accrued interest	(421)	(506)	12,526	418
Money orders payable	900	4,528	(3,149)	(1,040)
Lease termination payable	(387)	(53)	(378)	(248)
Accounts payable and accrued expenses	(5,227)	3,714	(9,333)	1,690
Net cash provided by operating activities	106,702	14,854	75,566	85,961
Cash flows from investing activities
Net receivables originated	(99,836)	(5,849)	(84,679)	(136,338)
Net acquired assets, net of cash	—	—	—	(626)
Purchase of leasehold improvements and equipment	(8,554)	(244)	(5,733)	(8,861)
Net cash used in investing activities	(108,390)	(6,093)	(90,412)	(145,825)
Cash flows from financing activities
Purchase of secured notes	(2,000)	—	—	—
Proceeds from subsidiary note	3,000	700	9,300	20,000
Payments on subsidiary note	(107)	—	(120)	(7,414)
Proceeds from secured notes payable	—	—	42,000	—
Payments on capital lease obligations	—	—	(371)	(1,076)
Net advances (payments) on lines of credit	—	—	(47,000)	14,150
Debt issuance costs	(1,482)	(18)	(12,235)	(3,932)
Net cash provided by (used in) financing activities	(589)	682	(8,426)	21,728
Net increase (decrease) in cash and cash equivalents and restricted cash	(2,277)	9,443	(23,272)	(38,136)
Cash and cash equivalents and restricted cash:
Beginning	57,383	47,940	71,212	109,348
Ending	$55,106	$57,383	$47,940	$71,212
The following table reconciles cash and cash equivalents and restricted cash from the
Consolidated Balance Sheets to the above statements:
	December 31,			December 31,
	2018			2016
Cash and cash equivalents	$53,208			$106,333
Restricted Cash	4,175			3,015
Total cash and cash equivalents and restricted cash	$57,383			$109,348

	December 31,	December 31,		December 31,
	2019	2018		2017
Cash and cash equivalents	$49,016	$53,208		$66,627
Restricted Cash	6,090	4,175		4,585
Total cash and cash equivalents and restricted cash	$55,106	$57,383		$71,212

See Notes to Consolidated Financial Statements.

CCF Holdings LLC and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2019, 2018, and 2017

(In thousands)

		For the Period	For the Period
		December 13th	January 1st
	Year Ended	through	through	Year Ended
	December 31,	December 31,	December 12,	December 31,
	2019	2018	2018	2017
	Successor	Successor	Predecessor	Predecessor
Supplemental Disclosures of Cash Flow Information Cash payments for:
Interest	$17,082	$1,392	$29,516	$42,721
Income taxes paid, net	$65	$—	$—	$178

See Notes to Consolidated Financial Statements.

CCF Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies

Nature of business: CCF Holdings, LLC (the “Company” or “CCF”) is a provider of alternative financial services to unbanked and under‑banked consumers. The Company was formed in 2018 and began operations upon the closing of the Restructuring (as described below). As a result of the Restructuring, the Company succeeded to the business and operations of Community Choice Financial Inc., which we refer to as our Predecessor. The Company owned and operated 484 retail locations in 12 states and was licensed to deliver similar financial services over the internet in 28 states as of December 31, 2019. Through its network of retail locations and over the internet, the Company provides customers a variety of financial products and services, including secured and unsecured, short‑term and medium‑term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of its individual customers.

As an “emerging growth company,” the Company is permitted to delay the adoption of new or revised accounting standards until such time as those standards apply to private companies. The Company has chosen to take advantage of the extended transition period for complying with new or revised accounting standards.

The 2018 Restructuring

On December 12, 2018, the Predecessor entered into an agreement (the “Restructuring Agreement”), with (a) CCF OpCo LLC, a Delaware limited liability company (“CCF OpCo”), (b) the Company, (c) CCF Intermediate Holdings LLC, a Delaware limited liability company (“CCF Intermediate”), (d) certain of Predecessor’s direct and indirect subsidiaries, (e) certain noteholders under (i) the Indenture, dated as of April 29, 2011 (as amended, modified or supplemented from time to time, the “2019 Indenture”), by and among the Predecessor, the subsidiary guarantors party thereto, Computershare Trust Company, N.A. and Computershare Trust Company of Canada, together as indenture trustee (the “Indenture Trustee”), and Computershare Trust Company, N.A., as collateral agent (in such capacity, the “Collateral Agent”) governing Predecessor’s 10.75% senior secured notes due May 1, 2019 (the “2019 Notes”), (ii) the Indenture, dated as of July 6, 2012 (as amended, modified or supplemented from time to time, the “2020 Indenture”, and together with the 2019 Indenture, the “Existing Indentures”), by and among Predecessor, the subsidiary guarantors party thereto, the Indenture Trustee and the Collateral Agent, governing Predecessor’s 12.75% senior secured notes due May 1, 2020 (the “2020 Notes”), and (iii) the Indenture, dated as of September 6, 2018 (as amended, modified or supplemented from time to time, the “SPV Indenture”), by and among Community Choice Financial Issuer, LLC, a Delaware limited liability company (“CCF Issuer”), the guarantor party thereto, and Computershare Trust Company, N.A, as indenture trustee (in such capacity, the “SPV Trustee”) and collateral agent (in such capacity, the “SPV Collateral Agent”) governing CCF Issuer’s 9.00% senior secured notes due September 6, 2020 (the “Secured Notes”), (f) certain investment funds associated with Diamond Castle Holdings and Golden Gate Capital (each, a “Sponsor,” and collectively, the “Sponsors”) and (g) our Predecessor’s subsidiary, CCF Issuer as revolving lender (the “Revolving Lender”) under the Credit Agreement, dated as of September 6, 2018 (as amended, modified, supplemented, or otherwise restated from time to time, the “Revolving Credit Agreement”), by and among CCF OpCo, CCF Intermediate, the subsidiary guarantors party thereto, GLAS Trust Company LLC as administrative agent, and the Revolving Lender.

Substantially concurrent with the execution and delivery of, and pursuant to, the Restructuring Agreement, on December 12, 2018 (the “Closing Date”) the Predecessor consummated a number of transactions contemplated thereby (the “Restructuring”), which satisfied Predecessor’s obligation to execute a Deleveraging Transaction (as defined in the Revolving Credit Agreement) as required under the Revolving Credit Agreement and the SPV Indenture.

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

As a result of the strict foreclosure, all obligations represented by the 2019 Notes and 2020 Notes were extinguished, and holders of the 2019 Notes and 2020 Notes received a pro rata share of $276.9 million of the newly issued 10.750% Senior PIK Notes due 2023 (the “PIK Notes”) and 850,000 Class A common limited liability company units (“Class A Common Units”) issued by the Company. Additionally, the holders of Secured Notes received their pro rata share of 150,000 Class B common limited liability company units (“Class B Common Units”) issued by the Company, and Predecessor’s existing equity holders, including the Sponsors, are entitled to receive a pro rata share of up to 52,632 of the Company’s Class C common limited liability company units (“Class C Common Units”). Furthermore, we may in the future issue Class M common limited liability company units (“Class M Common Units” and together with Class A Common Units, Class B Common Units and Class C Common Units, the “Common Units”) pursuant to an equity incentive plan. In connection with the Restructuring, the SPV Indenture was amended and restated to, among other things, extend the maturity date of the Secured Notes from September 6, 2020, to June 15, 2023.

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

A summary of the Company’s significant accounting policies follows:

Basis of presentation:  Upon the effective date of the Restructuring, the Company applied business combination accounting which resulted in the creation of a new entity for financial reporting purposes. As a result of the application of business combination accounting, as well as the effects of the implementation of the Restructuring, the Consolidated Financial Statements on or after December 12, 2018 are not comparable with the Consolidated Financial Statements prior to that date. Refer to Note 14. Business Combinations for a discussion of the Restructuring and the related impact of business combination accounting on the consolidated financial statements. The Company’s financial condition as of December 31, 2019 reflects the financial condition and results of operations of the Company. Due to the timing of the Restructuring, the results of operations for the year ended December 31, 2018 reflect the results of operations of the Predecessor for the period prior to December 12, 2018, and the Company’s consolidated results for the period from December 12, 2018 through December 31, 2018. The Company’s financial condition and results of operations for the year ended December 31, 2017 reflects the financial condition and results of operations of the Predecessor.

References to “Successor” or “Successor Company” relate to the financial position and results of operations of the reorganized Company subsequent to December 12, 2018. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of Community Choice Financial Inc. on and before December 12, 2018.

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

Reclassifications:  Certain amounts reported in the 2018 and 2017 consolidated financial statements have been reclassified to conform to classifications presented in the 2019 consolidated financial statements, without affecting the previously reported net income, members’ equity, or stockholders’ equity. See Note 9 for further details.

Use of estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, the valuation of goodwill, the fair value of PIK notes, and the valuation of deferred tax assets and liabilities.

Business Segments:  FASB Accounting Standards Codification (“ASC”) Topic 280 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way operating segments were determined and other items. The Company reports operating segments in accordance with FASB ASC Topic 280. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in determining how to allocate resources and assess performance. The Company operates in two segments: Retail financial services (“Retail segment”) and Internet financial services (“Internet segment”).

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

Finance receivables fees—Advance fees and direct costs incurred for the origination of secured and unsecured short‑term and medium‑term consumer loans are deferred and amortized over the loan period using the interest method. Revenue on loans determined to be troubled debt restructurings are recognized at the impaired loans’ original interest rates until the impaired loans are charged off or paid by the customer. Revenues from short‑term and medium‑term consumer loans are recognized and the performance obligation is satisfied over the term of the loan.

Credit service fees—Credit service organization and credit access bureau (collectively “CSO”) fees are recognized over the arranged credit service period. ASC 606 requires product sales to be allocated based on performance obligation. CSO performance obligations include the guarantee and the arrangement of the loan. The guarantee portion of the fees are recognized over the period of the loan as the guarantee represents the primary performance obligation. The arrangement of the loan represents a small portion of the CSO fee, and the net impact resulting from the application of ASC 606 for this portion of the loan would not be material. Credit service fees are recognized and the performance obligation is satisfied over the term of the related loan.

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

Disaggregation of revenues—Revenues for finance receivable and credit service fees are recognized over the term of the loan and were $251,090, $15,394, and $260,776, respectively, for the Successor year ended December 31, 2019, the Successor period ended December 31, 2018, and the Predecessor period ended December 12, 2018. Revenues for check cashing and card fees, and other are recognized at the time of service and were $83,771, $3,586, and $66,482, respectively, for the Successor year ended December 31, 2019, the Successor period ended December 31, 2018, and the Predecessor period ended December 12, 2018.

Cash and cash equivalents: Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less. At times, the Company may maintain deposits with banks in amounts in excess of federal depository insurance limits, but believes any such amounts do not represent significant credit risk.

Restricted cash:    Restricted cash represents cash used to meet state licensing requirements or compensating balances, and is restricted as to withdrawal or usage.

Finance receivables:  Finance receivables consist of short term and medium-term consumer loans.

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term loan products typically range in principal from $100 to $1,000, with a maturity between fourteen and thirty days, and include a written agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. State statutes vary from charging fees of 5% to 27%, to charging interest up to 25% per month. The customers repay the cash advance by making cash payments or allowing a check or preauthorized debit to be presented. Secured consumer loans with a maturity of ninety days or less are included in this category and represented 14.2% and 12.8% of short-term consumer loans at December 31, 2019 and 2018, respectively.

In certain states, in compliance with law, we offer an extended payment plan for all borrowers. This extended payment plan is advertised to all customers where the program is offered, either via pamphlet or posted at the store at the time of the consumer loan. This payment plan is available to all customers in these states upon request and is not contingent on the borrower’s repayment status or further underwriting standards. The term is extended to roughly four payments over eight weeks. If customers do not make these payments, then their held check is deposited. Gross loan receivables subject to these repayment plans represented $118 of the $98,330 total receivables at December 31, 2019 and $135 of the $89,808 total receivables at December 31, 2018.

Medium-term consumer loans can be unsecured or secured with a maturity greater than ninety days and up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000, and are evidenced by a promissory note with a maturity between three and thirty-six months. These consumer loans vary in structure depending upon the applicable laws and regulations where they are offered. The medium-term consumer loans are payable in installments or provide for a line of credit with periodic payments. Secured consumer loans with a maturity greater than ninety days are included in this category and represented 15.4% and 13.7% of medium-term consumer loans at December 31, 2019 and 2018, respectively.

Allowance for loan losses:  Provisions for loan losses are charged to income in amounts sufficient to maintain an adequate allowance for loan losses, an adequate accrual for losses related to guaranteed loans processed for third-party lenders under the CSO program, and an accrual for the debt buyer liability. The factors used in assessing the overall adequacy of the allowance for loan losses, the accrual for losses related to guaranteed loans made by third-party lenders, and the debt buyer liability, and the resulting provision for loan losses include an evaluation by product, by market based on historical loan loss experience, and delinquency of certain medium-term consumer loans. The Company evaluates various qualitative factors that may or may not affect the computed initial estimate of the allowance for loan losses, by using internal valuation inputs including historical loan loss experience, delinquency, overall portfolio quality, and current economic conditions.

For short term unsecured consumer loans, the Company’s policy is to charge off loans when they become past due. The Company’s policy dictates that, where a customer has provided a check or an electronic payment authorization for presentment upon the maturity of a loan, if the customer has not paid off the loan by the due date, the Company will deposit the customer’s check or draft the customer’s bank account for the amount due. If the check or draft is returned as unpaid, all accrued fees and outstanding principal are charged-off as uncollectible. For short term secured loans, the Company’s policy requires that balances be charged off when accounts are either thirty or sixty days past due depending on the product. The Company accrues interest on past-due loans until charge off.  The Company had $1,560 and $1,598 of loans in non-accrual status as of December 31, 2019 and 2018, respectively. The amount of the resulting charge-off includes unpaid principal, accrued interest and any uncollected fees, if applicable.

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

Recoveries of amounts previously charged off are recorded to the allowance for loan losses or the accrual for third-party losses in the period in which they are received.

Card related pre-funding and receivables: The Company acts as an agent for Insight, marketing prepaid debit cards.

Property, leasehold improvements and equipment: Leasehold improvements and equipment are carried at cost. Depreciation is provided principally by straight-line methods over the estimated useful lives of the assets or the lease term, whichever is shorter. In connection with the Restructuring on December 12, 2018, the estimated fair value of property, leasehold improvements and equipment was determined using a market approach and a cost replacement approach.

The useful lives of leasehold improvements and equipment by class are as follows:

Years
Furniture & fixtures	7
Leasehold improvements	Life of Lease
Equipment	3 - 7
Vehicles	5

Deferred loan origination costs: Direct costs incurred for the origination of loans, which consist mainly of direct and employee-related costs, are deferred and amortized to loan fee income over the contractual lives of the loans using the interest method unless carried at the fair value option. Unamortized amounts are recognized as income at the time that loans are paid in full.

Goodwill and other intangible assets:  Goodwill, or cost in excess of fair value of net assets of the companies acquired, is recorded at its carrying value and is periodically evaluated for impairment. Goodwill in the Successor period represents amounts recognized in connection with the Restructuring on December 12, 2018. The Company tests the carrying value of goodwill and other intangible assets annually as of December 31 or when the events and circumstances warrant such a review. One of the methods for this review is performed using estimates of future cash flows. If the carrying value of goodwill or other intangible assets is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the goodwill or intangible assets exceeds its fair value. Changes in estimates of cash flows and fair value, however, could affect the valuation.

For the Successor years ending December 31, 2019 and 2018, and the Predecessor year ending December 31, 2017, the Company conducted its annual test for impairment of goodwill for the Retail financial services reporting unit and concluded that an impairment for the Retail services reporting unit of $-0-, $-0-. and $113,753, respectively, should be taken. The methodology for determining the fair value of the Retail financial services reporting unit in 2019 and 2017 was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques. For 2018, the fair value of the consideration transferred in the business combination accounting was used to estimate the fair value of the Retail financial services reporting unit due to the short period of time between the Restructuring and December 31, 2018, and the absence of any factors indicating a potential decline in fair value during the timeframe. Goodwill for the Retail financial services reporting unit was fully impaired as of December 31, 2017.

In connection with the Restructuring on December 12, 2018, the Company recognized goodwill and other intangible assets of $14,048 to the Retail segment, and other intangible assets of $403 to the Internet segment. The Company’s other intangible assets consist of a trade name.

The Company’s other intangible asset consists of a trade name. The amounts recorded for other intangible assets are amortized using the straight-line method over three, five, or seven years. Intangible amortization expense for the Successor year ended December 31, 2019 and the Successor period ended December 31, 2018, were $438 and $23, respectively, and for the Predecessor period ended December 12, 2018 and the Predecessor year ended December 31, 2017, were $630 and $496, respectively.

Deferred debt issuance costs: Deferred debt issuance costs are amortized using the interest method over the life of the related note payable agreement. Amortization is included as a component of interest expense in the consolidated statements of operations.

Deferred revenue: The Company’s deferred revenue is comprised of an upfront fee received under an agency agreement to offer wire transfer services at the Company’s branches. The deferred revenue is recognized over the contract period on a straight-line basis.

Lease Termination Payable: The Company records a liability in the consolidated balance sheets for the remaining lease obligations with the corresponding lease termination expense for closed retail locations disclosed in the operating expenses section, and closed corporate locations disclosed in the corporate and other expenses section, of the consolidated statements of operations, respectively.

Self-Insurance Liability:    The Company is self-insured for employee medical benefits subject to certain loss limitations. The incurred but not reported liability (“IBNR”) represents an estimate of the cost of unreported claims based on historical claims reporting. The Company monitors the continued reasonableness of the assumptions and methods used to estimate the IBNR liability each reporting period.

Debt buyer liability: A subsidiary of the Company has also entered into certain debt buying arrangements to leverage our expertise in collecting loans. The Company records a liability for the secured and unsecured revolving loans subject to debt buyer agreement that are expected to default. This liability is disclosed as part of accounts payable and accrued liabilities on the consolidated balance sheet.

Advertising and marketing costs:    Costs incurred for producing and communicating advertising, and marketing over the internet are charged to operations when incurred or the first-time advertising takes place. Advertising and marketing expense for the Successor year ended December 31, 2019 and the Successor period ended December 31, 2018, were $3,680 and $95, respectively, and for the Predecessor period ended December 12, 2018 and for the Predecessor year ended December 31, 2017, were $4,643 and $7,262, respectively. Corporate level advertising and marketing expense for the Successor year ended December 31, 2019, and the Successor period ended December 31, 2018 were $-0- and $11, respectively, and for the Predecessor period ended December 12, 2018, and for the Predecessor year ended December 31, 2017, were $116 and $291, respectively.

Operating expenses: The direct costs incurred in operating the Company’s store and call center operations have been classified as operating expenses. Operating expenses include salaries and benefits of employees, provision for loan losses, rent and other occupancy costs, depreciation and amortization of branch property and equipment, armored services and security costs, and other direct costs. District and regional managers’ salaries are included in corporate expenses.

Preopening costs: New store preopening costs are expensed as incurred.

Impairment of long-lived assets:  The Company evaluates all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the carrying amount of these assets cannot be recovered by the undiscounted net cash flows they will generate.

Income taxes:  Deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense represents current tax obligations and the change in deferred tax assets and liabilities.

The Company recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has greater than 50% likelihood of being realized upon ultimate settlement.  Interest and penalties on income taxes are charged to income tax expense.

Governmental regulation: The Company is subject to various state and federal laws and regulations, which are subject to change and which may impose significant costs or limitations on the way the Company conducts or expands its business. Certain limitations include among other things imposed limits on fee rates and other charges, the number of loans to a customer, a cooling off period, the number of permitted rollovers and required licensing and qualification.

In most instances, state law provides the statutory and regulatory framework for the products the Company offers in those states, in instances where the Company is making a loan to a consumer, certain federal laws also impact the business. The Company’s consumer loans are subject to federal laws and regulations, including the Truth‑in‑Lending Act (“TILA”), the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act (“FCRA”), the Gramm‑Leach‑Bliley Act (“GLBA”), the Bank Secrecy Act, the Money Laundering Control Act of 1986, the Money Laundering Suppression Act of 1994, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “PATRIOT Act”), Title X of the Dodd‑Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd‑Frank”), and the regulations promulgated for each. Among other things, these laws require disclosure of the principal terms of each transaction to every customer, prohibit misleading advertising, protect against discriminatory lending practices, proscribe unfair credit practices and prohibit creditors from discriminating against credit applicants on the basis of race, sex, age or marital status. The GLBA and its implementing regulations generally require the Company to protect the confidentiality of its customers’ nonpublic personal information and to disclose to the Company’s customers its privacy policy and practices. On October 5, 2017, the Consumer Financial Protection Bureau (“CFPB”) released its final Payday, Vehicle Title and Certain High‑Cost Installment Loan Rules (“CFPB Rule”). The CFPB Rule was published in the Federal Register on November 17, 2017, prior to the resignation of the CFPB’s Director. On February 6, 2019, however, the CFPB proposed to rescind certain provisions of the CFPB Rule, specifically to repeal the portion of the rule that included an ability‑to‑repay requirement, which the CFPB now refers to as the “mandatory underwriting provisions,” and to delay the compliance date for the mandatory underwriting provisions until November 19, 2020. This proposal became a final rule on June 6, 2019.  In addition to state regulatory examinations that assess the Company’s compliance with state and federal laws and regulations, the CFPB and the Internal Revenue Service periodically examine and will continue to periodically examine the Company’s compliance with the federal laws noted above and the regulations promulgated under those laws.

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

The Company follows the provisions of ASC 820-10, Fair Value Measurements and Disclosures, which applies to all assets and liabilities that are measured and reported on a fair value basis. ASC 820-10 requires a disclosure that establishes a framework for measuring fair value within GAAP and expands the disclosure about fair value measurements. This standard enables a reader of consolidated financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The standard requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories.

In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The Company’s financial instruments consist primarily of cash and cash equivalents, finance receivables, restricted cash, and notes payable. For all such instruments, including notes payable at December 31, 2019 and 2018, the carrying amounts in the consolidated financial statements approximate their fair values. Finance receivables are short term in nature and are originated at prevailing market rates and lines of credit bear interest at current market rates. The fair value of finance receivables at December 31, 2019 and 2018, approximates carrying value and is measured using internal valuation inputs including historical loan loss experience, delinquency, overall portfolio quality, and current economic conditions.

The fair value of the PIK notes was determined at December 31, 2019, and 2018. As more fully described in Note 6, the fair value of the PIK notes was determined using an approach that considered both a Black

Scholes option price methodology and the intrinsic value of the notes on an ‘‘as-if-converted’’ basis.

	December 31, 2019
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$49,016	$49,016	1
Restricted cash	6,090	6,090	1
Finance receivables	81,995	81,995	3
Financial liabilities:
Senior PIK Notes	74,243	74,243	3
Secured Note Payable	40,000	40,000	2
Subsidiary Note payable	74,731	74,731	2

	December 31, 2018
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$53,208	$53,208	1
Restricted cash	4,175	4,175	1
Finance receivables	84,364	84,364	3
Financial liabilities:
Senior PIK Notes	60,796	60,796	3
Secured Note Payable	42,000	42,000	2
Subsidiary Note payable	71,838	71,838	2

Recent Accounting Pronouncements: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. This ASU was amended in August 2015 by ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date by one year. In addition, between March 2016 and May 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”) and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients (“ASU 2016-12”). ASU 2016-08, ASU 2016-10 and ASU 2016-12 clarify certain aspects of ASU 2014-09 and provide additional implementation guidance. For emerging growth companies, ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company elected to early adopt the standard and determined that the primary revenue source impacted by this standard are the credit service organization fees. Credit service organization (“CSO”) fees are recognized over the arranged credit service period. ASC 606 requires product sales to be allocated based on performance obligation. CSO performance obligations include the guarantee and the arrangement of the loan. The guarantee portion of the fees are recognized over the period of the loan as the guarantee represents the primary performance obligation. The arrangement of the loan represents a small portion of the CSO fee, and the net impact resulting from the adoption of ASC 606 for this portion of the loan is not material.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825 10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires that equity investments, except for those accounted for under the equity method or those that result in consolidation of the investee, be measured at fair value, with subsequent changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 also impacts the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for emerging growth companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The Company elected to early adopt the standard and the early adoption of ASU 2016-01 has not had a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to recognize the following for all leases with terms longer than 12 months: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Leases with a term of 12 months or less will be accounted for similarly to existing guidance for operating leases today. In addition, ASU 2016-02 aligns lessor accounting with the lessee accounting model and ASU 2014-09, Revenue from Contracts with Customers (Topic 606) Section A—Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40) (“ASU 2014-09”). ASU 2016-02 is effective for emerging growth companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Company has elected early adoption of the standard for the year ending December 31, 2019. Entities must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented, or the beginning of the period adopted, in the financial statements. As a result of the adoption of the new lease standard on January 1, 2019, the Company recorded $34,154 for both operating lease liabilities and corresponding right-of-use assets. The operating lease liabilities will be based on the present value of the remaining minimum rental payments using discount rates as of the effective date.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects related to the accounting for share-based payment transactions. Per ASU 2016-09: (1) all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement, rather than in additional paid-in capital under current guidance; (2) excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows, rather than as a separate cash inflow from financing activities and cash outflow from operating activities under current guidance; (3) cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity; and (4) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, which is consistent with current guidance, or account for forfeitures when they occur. For emerging growth companies, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company determined that the adoption of ASU 2016-09 does not have a material effect on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU, along with subsequently issued related ASUs, which requires entities to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 is effective for emerging growth companies that are Securities and Exchange Commission (“SEC”) filers for annual periods, and interim periods within those annual periods, beginning after December 15, 2022. The Company is still assessing the potential impact of ASU 2016-13 on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. GAAP currently does not include specific guidance to address how to classify and present changes in restricted cash or restricted cash equivalents that occur when there are transfers between cash, cash equivalents, and restricted cash or restricted cash equivalents and when there are direct cash receipts into restricted cash or restricted cash equivalents or direct cash payments made from restricted cash or restricted cash equivalents. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. For emerging growth companies, the amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within fiscal years beginning after December 31, 2019. The Company elected to early adopt the standard and has revised the format of the statement of cash flows to reflect the requirements of this standard.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic805): Clarifying the Definition of a Business. This guidance clarifies the definition of a business, which affects many areas of accounting, such as acquisitions, disposals, goodwill impairment and consolidation. For emerging growth companies, the guidance is effective for annual periods beginning after December 15, 2018. The Company does not expect that the adoption of ASU 2017-01 will have a material effect on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance eliminates Step 2 from the goodwill impairment test.  The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  Any impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill.  This guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment, and if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.  This guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021 for emerging growth companies.  The Company has not elected to early adopt the provisions of ASU 2017-04. If early adoption had been selected, the goodwill impairment recorded and analysis performed at December 31, 2017 would have been materially different given the reporting unit had negative carrying value.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This guidance specifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company has determined that the adoption of this guidance did not have a material impact on our consolidated financial statements.

Subsequent events: The Company has evaluated its subsequent events (events occurring after December 31, 2019) through the issuance date of March 12, 2020.

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses

Finance receivables represent amounts due from customers for advances at December 31, 2019 and December 31, 2018 consisted of the following:

	December 31,	December 31,
	2019	2018
Short-term consumer loans:
Secured	$8,774	$6,908
Unsecured	53,199	46,871
Total short-term consumer loans	61,973	53,779
Medium-term consumer loans
Secured	5,612	4,936
Unsecured	30,745	31,093
Total medium-term consumer loans	36,357	36,029
Total gross receivables	98,330	89,808
Unearned advance fees, net of deferred loan origination costs	(2,507)	(1,970)
Finance receivables before allowance for loan losses	95,823	87,838
Allowance for loan losses	(13,828)	(3,474)
Finance receivables, net	$81,995	$84,364

Finance receivables, net
Current portion	$79,692	$81,093
Non-current portion	2,303	3,271
Total finance receivables, net	$81,995	$84,364

Changes in the allowance for loan losses by product type for the Successor year ended December 31, 2019, are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	1/1/2019	Provision	Charge-Offs	Recoveries	12/31/2019	12/31/2019	of receivable
Short-term consumer loans	$2,018	$38,987	$(72,550)	$34,199	$2,654	$61,973	4.28%
Medium-term consumer loans	1,456	30,492	(24,517)	3,743	11,174	36,357	30.73%
	$3,474	$69,479	$(97,067)	$37,942	$13,828	$98,330	14.06%

The provision for loan losses for the Successor year ended December 31, 2019, also includes losses from returned items from check cashing of $5,227.

The provision for short-term consumer loans of $38,987 is net of debt sales of $1,238 for the Successor year ended December 31, 2019.

The provision for medium-term consumer loans of $30,492 is net of debt sales of $979 for the Successor year ended December 31, 2019.

The Company evaluates all short-term and medium-term consumer loans collectively for impairment, except for individually evaluating certain unsecured medium-term loans that have been modified and classified as troubled debt restructurings. In certain markets, the Company reduced interest rates and favorably changed payment terms for certain unsecured medium-term consumer loans to assist borrowers in avoiding default and to mitigate risk of loss. The provision and subsequent charge off related to these loans totaled $52 and is included in the provision for medium-term consumer loans for the Successor year ended December 31, 2019. For these loans evaluated for impairment, there were $92 of payment defaults during the Successor year ended December 31, 2019. The troubled debt restructurings during the Successor year ended December 31, 2019, are subject to an allowance of $15 with a net carrying value of $28 at December 31, 2019.

Changes in the allowance for the loan losses by product type for the Successor period ended December 31, 2018 are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	12/13/2018	Provision	Charge-Offs	Recoveries	12/31/2018	12/31/2018	of receivables
Short-term consumer loans	$—	$1,180	$(1,038)	$1,876	$2,018	$53,779	3.75%
Medium-term consumer loans	—	799	—	657	1,456	36,029	4.04%
	$—	$1,979	$(1,038)	$2,533	$3,474	$89,808	3.87%

The provision for loan losses for the Successor period ended December 31, 2018 also includes losses from returned items from check cashing of $187.

The provision and subsequent charge off related to troubled debt restructurings totaled $3 and is included in the provision for medium‑term consumer loans for the Successor period ended December 31, 2018. For these loans evaluated for impairment, there were $1 of payment defaults during the Successor period ended December 31, 2018. The troubled debt restructurings during the Successor period ended December 31, 2018 are subject to an allowance of $1 with a net carrying value of $3 at December 31, 2018.

Changes in the allowance for the loan losses by product type for the Predecessor period ended December 12, 2018 are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	1/1/2018	Provision	Charge-Offs	Recoveries	12/12/2018	12/12/2018	of receivables
Short-term consumer loans	$2,697	$38,012	$(69,716)	$31,825	$2,818	$60,780	4.64%
Medium-term consumer loans	13,630	29,815	(33,911)	4,027	13,561	40,600	33.40%
	$16,327	$67,827	$(103,627)	$35,852	$16,379	$101,380	16.16%

The provision for loan losses for the Predecessor period ended December 12, 2018 also includes losses from returned items from check cashing of $5,013.

The provision for short‑term consumer loans of $38,012 is net of debt sales of $1,188 and the provision for medium‑term consumer loans of $29,815 is net of debt sales of $1,196.

The provision and subsequent charge off related to troubled debt restructurings totaled $111 and is included in the provision for medium‑term consumer loans for the Predecessor period ended December 12, 2018. For these loans evaluated for impairment, there were $210 of payment defaults during the Predecessor period ended December 12, 2018. The troubled debt restructurings during the Predecessor period ended December 12, 2018 are subject to an allowance of $41 with a net carrying value of $64 at December 12, 2018.

Changes in the allowance for the loan losses by product type for the Predecessor year ended December 31, 2017 are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	1/1/2017	Provision	Charge-Offs	Recoveries	12/31/2017	12/31/2017	of receivable
Short-term consumer loans	$2,223	$46,240	$(91,072)	$45,306	$2,697	$66,465	4.06%
Medium-term consumer loans	13,996	51,329	(57,263)	5,568	13,630	46,903	29.06%
	$16,219	$97,569	$(148,335)	$50,874	$16,327	$113,368	14.40%

The provision for loan losses for the Predecessor year ended December 31, 2017 also includes losses from returned items from check cashing of $5,966.

The provision for short-term consumer loans of $46,240 is net of debt sales of $1,199 and the provision for medium-term consumer loans of $51,329 is net of debt sales of $1,555.

The provision and subsequent charge off related to troubled debt restructurings totaled $256 and is included in the provision for medium-term consumer loans for the Predecessor year ended December 31, 2017. For these loans evaluated for impairment, there were $432 of payment defaults during the Predecessor year ended December 31, 2017. The troubled debt restructurings during the Predecessor year ended December 31, 2017 are subject to an allowance of $80 with a net carrying value of $146 at December 31, 2017.

The Company has subsidiaries that facilitate third party lender loans under the CSO model. Changes in the accrual for third‑party lender losses for the Successor year ended December 31, 2019, the Successor period ended December 31, 2018, the Predecessor period ended December 12, 2018, and the Predecessor year ended December 31, 2017 were as follows:

	December 31,	December 31,	December 12,	December 31,
	2019	2018	2018	2017
	Successor	Successor	Predecessor	Predecessor

Short-term balance, beginning of period	$4,454	$4,379	$4,571	$2,907
Provision for loan losses	9,278	947	24,045	32,277
Charge-offs, net	(12,428)	(872)	(24,237)	(30,613)
Short-term balance, end of period	$1,304	$4,454	$4,379	$4,571

Medium-term balance, beginning of period	$59	$62	$247	$192
Provision for loan losses	7,648	-	213	389
Charge-offs, net	(6,441)	(3)	(398)	(334)
Medium-term balance, end of period	$1,266	$59	$62	$247

Total balance, beginning of period	$4,513	$4,441	$4,818	$3,099
Provision for loan losses	16,926	947	24,258	32,666
Charge-offs, net	(18,869)	(875)	(24,635)	(30,947)
Total balance, end of period	$2,570	$4,513	$4,441	$4,818

A subsidiary of the Company offers a CSO product in Texas, and another subsidiary offered a CSO product in Ohio until April 2019, to assist consumers in obtaining credit with unaffiliated third-party lenders. Ohio House Bill 123 (“HB123”) prohibited CSO transactions in Ohio on or after April 28, 2019, at which time, the Ohio CSO product was no longer offered. Total gross finance receivables for which the Company has recorded an accrual for third‑party lender losses totaled $12,096 and $34,144 at December 31, 2019 and 2018, respectively, and the corresponding guaranteed consumer loans are disclosed as an off‑balance sheet arrangement. The total gross finance receivables for the Ohio CSO product consist of $-0- and $30,490 in short‑term and $7,143 and $303 in installment loans at December 31, 2019 and 2018, respectively. The total gross finance receivables for the Texas CSO product consist of $4,953 and $3,351 in short‑term loans at December 31, 2019 and 2018, respectively. The provision for third‑party lender losses of $16,926 for the Successor year ended December 31, 2019 is net of debt sales of $375. The provision for third‑party lender losses of $24,258 and $32,666 for the Predecessor period ended December 12, 2018 and the Predecessor year ended December 31, 2017 is net of debt sales, $934 and $988, respectively.

For the Ohio CSO program, the Company was required to purchase $12,469, $2,082, and $46,368 of short‑term and $9,260, $17, and $669 of installment loans during the Successor year ended December 31, 2019, the Successor period ended December 31, 2018, and the Predecessor period ended December 12, 2018, respectively. As these loans were in default when purchased, they met the Company’s policy and were fully charged‑off at acquisition. The Company recognized recoveries of $9,702, $1,216, and $29,912 of short‑term and $2,806, $19, and $270 of installment collections on these loans during the Successor year ended December 31, 2019, the Successor period ended December 31, 2018, and the Predecessor period ended December 12, 2018, respectively.

For the Texas CSO program, the Company was required to purchase $15,334, $485, and $11,293 of short‑term loans during the Successor year ended December 31, 2019, the Successor period ended December 31, 2018, and the Predecessor period ended December 12, 2018, respectively. As these loans were in default when purchased, they met the Company’s policy and were fully charged‑off at acquisition. The Company recognized recoveries of $5,644, $270, and $4,123 of short‑term collections on these loans during the Successor year ended December 31, 2019, the Successor period ended December 31, 2018, and the Predecessor period ended December 12, 2018, respectively.

Additionally, certain of our subsidiaries entered into a debt buying agreement with other third parties whereby that subsidiary will purchase certain delinquent loans. Total gross finance receivables for which the Company recorded a debt buyer liability were $28,444 and the amount reserved for the debt buyer liability was $3,474 as of December 31, 2019. The purchase price for any delinquent loan is equal to an agreed upon percentage of the unpaid principal balance and accrued interest and fees. The Company records these at fair value and the difference between the purchase price and expected recoverability is charged through the provision for loan losses. The Company has determined the fair value at repurchase based on a historical review of collections on defaulted or delinquent loans. The Company will sell to a third-party or will charge-off the remaining balance after a certain time period of collections activity.

Under the debt buying agreement, the Company’s subsidiary purchased $9,095 of loans during the Successor year ended December 31, 2019. The Company recognized recoveries of $1,996 of collections on these loans during the Successor year ended December 31, 2019.

Change in the accrual for the debt buyer liability for the year ended December 31, 2019, was as follows:

Year Ended
December 31,
2019
Balance, beginning of period	$-
Provision for loan losses	10,573
Charge-offs, net	(7,099)
Balance, end of period	$3,474

The Company considers the near-term repayment performance of finance receivables as its primary credit quality indicator. The Company performs credit checks through consumer reporting agencies on certain borrowers. If a third-party lender provides the advance, the applicable third-party lender decides whether to approve the loan and establishes all of the underwriting criteria and terms, conditions, and features of the customer’s loan agreement.

The aging of receivables at December 31, 2019 and 2018 are as follows:

	December 31, 2019		December 31, 2018
Current finance receivables	$86,935	88.4%	$81,097	90.3%
Past due finance receivables (1 - 30 days)
Secured short-term consumer loans	1,513	1.5%	629	0.7%
Unsecured short-term consumer loans	1,132	1.2%	449	0.5%
Short-term consumer loans	2,645	2.7%	1,078	1.2%
Secured medium-term consumer loans	1,321	1.3%	898	1.0%
Unsecured medium-term consumer loans	4,241	4.3%	3,772	4.2%
Medium-term consumer loans	5,562	5.7%	4,670	5.2%
Total past due finance receivables (1 - 30 days)	8,207	8.4%	5,748	6.4%
Past due finance receivables (31 - 60 days)
Secured medium-term consumer loans	461	0.5%	269	0.3%
Unsecured medium-term consumer loans	2,373	2.4%	2,425	2.7%
Medium-term consumer loans	2,834	2.9%	2,694	3.0%
Total past due finance receivables (31 - 60 days)	2,834	2.9%	2,694	3.0%
Past due finance receivables (61 + days)
Secured medium-term consumer loans	10	-%	18	-%
Unsecured medium-term consumer loans	344	0.3%	251	0.3%
Medium-term consumer loans	354	0.3%	269	0.3%
Total past due finance receivables (61 + days)	354	0.3%	269	0.3%
Total delinquent	11,395	11.6%	8,711	9.7%
Total finance receivables	$98,330	100.0%	$89,808	100.0%
Finance receivables in non-accrual status	$1,560	1.6%	$1,598	1.8%

Note 3. Related Party Transactions and Balances

 Eugene Schutt and Jennifer Adams Baldock, each an independent member of our Board of Directors, are lenders to Ivy Funding Nine LLC, the lender to our non‑guarantor subsidiary. During 2019 and 2018, Mr. Schutt and Ms. Baldock loaned 0.27% and 0.04% of the total available credit extended by Ivy Funding Nine LLC. The Company paid $13,185 during the Successor year ended December 31, 2019, $1,067 during the Successor period ended December 31, 2018, and $10,021 during the Predecessor period ended December 12, 2018, to Ivy Funding, which represents payments of interest and fees.

William Saunders, Kyle Hanson, and Michael Durbin, our Chairman and Chief Executive Officer, President, and Chief Financial Officer, respectively during 2019 and 2018, through trusts of which each is either, directly or indirectly through their family, the trustee and/or settlor had an interest in BusinessPhone.com LLC, Account Logic LLC, AdTrek LLC and Speech IQ LLC, entities that provide to the Company telecommunications and internet services, fraud detection, advertising and marketing support and speech analytics, respectively. Messrs. Saunders, Durbin and Hanson had interests of 5%, 10% and 35%, respectively. During the Successor year ended December 31, 2019, the company paid $8,483 to BusinessPhone.com LLC, $1,176 to Account Logic LLC, $299 to AdTrek LLC and $192 to Speech IQ LLC. During the Predecessor period ended December 12, 2018, the company paid $8,784 to BusinessPhone.com LLC, $881 to Account Logic LLC, $258 to AdTrek LLC and $147 to Speech IQ LLC.

Note 4. Property, Leasehold Improvements and Equipment

At December 31, 2019 and 2018, property, leasehold improvements and equipment consisted of the following:

	December 31,	December 31,
	2019	2018
Furniture & fixtures	$ 12,671	$ 11,494
Leasehold improvements	46,535	42,350
Equipment	8,874	6,601
Vehicles	2,616	2,575
	70,696	63,020
Less accumulated depreciation	(30,119)	(1,178)
	$ 40,577	$ 61,842

In connection with the Restructuring on December 12, 2018, a fair value adjustment of $43,083 was recorded for property, leasehold improvements and equipment. See Note 14 for additional information regarding the Restructuring.

Depreciation expense for the Successor year ended December 31, 2019 and Successor period ended December 31, 2018 was $29,329 and $1,178, respectively, and for the Predecessor period ended December 12, 2018, and the Predecessor year ended December 31, 2017, was $11,382 and $13,895, respectively.

Note 5. Goodwill and Other Intangible Assets

The following table summarizes goodwill and other intangible assets as of December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
Goodwill	$11,288	$11,288

Other intangible assets, net:
Trade names	$2,624	$3,062
Favorable lease	26	74
	$2,650	$3,136

In connection with the Restructuring, the Company recorded $11,288 in goodwill and $2,760 in intangible assets to the Retail segment, and $403 in intangible assets to the Internet segment, representing the fair values at the Restructuring date of December 12, 2018. See Note 14 for additional information regarding the Restructuring.

The carrying amounts of goodwill by reportable segment at December 31, 2019 were as follows:

	Retail	Internet
	Financial Services	Financial Services	Total
Goodwill	$11,288	$—	$11,288
Accumulated impairment losses	—	—	—
	$11,288	$—	$11,288

The changes in the carrying amount of goodwill are summarized as follows:

Predecessor
Balance at December 31, 2016	$113,290
Other acquisitions, net	463
Retail segment impairment	(113,753)
Balance at December 31, 2017	—
Balance at December 12, 2018	$—
Successor
Balance at December 13, 2018	$—
Goodwill recognized in restructuring	11,288
Balance at December 31, 2018	$11,288
Balance at December 31, 2019	$11,288

For the Successor years ending December 31, 2019 and 2018, and the Predecessor year ending December 31, 2017, the Company conducted its annual test for impairment of goodwill for the Retail financial services reporting unit and concluded that an impairment for the Retail services reporting unit of $-0-, $-0-. and $113,753, respectively, should be taken. The methodology for determining the fair value of the Retail financial services reporting unit in 2019 and 2017 was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques. For 2018, the fair value of the consideration transferred in the business combination accounting was used to estimate the fair value of the Retail financial services reporting unit due to the short period of time between the Restructuring and December 31, 2018, and the absence of any factors indicating a potential decline in fair value during the timeframe. Goodwill for the Retail financial services reporting unit was fully impaired as of December 31, 2017.

Other intangible assets are summarized as follows:

	December 31, 2019			December 31, 2018
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Non-compete agreements	$—	$—	$—	$—	$—	$—
Favorable lease	78	(52)	26	78	(4)	74
Trade names	3,085	(461)	2,624	3,085	(23)	3,062
Total	$3,163	$(513)	$2,650	$3,163	$(27)	$3,136

Amortization of specifically identifiable intangibles for the next 5 years is estimated to be:

Year Ending
December 31,	Amount
2020	$464
2021	437
2022	437
2023	437
2024	437
Thereafter	438
$2,650

Intangible amortization expense for the Successor year ended December 31, 2019 and the Successor period ended December 31, 2018 was $438 and $23, respectively, and for the Predecessor period ended December 12, 2018, and the Predecessor year ended December 31, 2017, was $630 and $496, respectively.

Note 6. Pledged Assets and Debt

As a result of the strict foreclosure, all obligations represented by the 2019 Notes and 2020 Notes were extinguished, and holders of the 2019 Notes and 2020 Notes received a pro rata share of $276,940 of the newly‑issued 10.750% PIK Notes due 2023.

PIK notes payable at December 31, 2019 and December 31, 2018 consisted of the following:

	December 31, 2019			December 31, 2018
	Principal	Discount	Fair Value	Principal	Discount	Fair Value
Senior PIK notes, 10.750% interest payable in-kind, due December 2023	$307,860	$233,617	$74,243	$276,940	$216,144	$60,796
	307,860	233,617	74,243	276,940	216,144	60,796
Less current maturities	—	—	—	—	—	—
Long-term portion	$307,860	$233,617	$74,243	$276,940	$216,144	$60,796

As a result of the Restructuring and application of business combination accounting, all of the Company’s debt obligations were initially recognized at fair value at December 13, 2018. The Company has elected to apply the fair value option to the PIK Notes, and therefore are reported at fair value. The Company elected the fair value option for the PIK Notes because the notes were initially recognized at a significant discount, all subsequent interest will be paid-in kind rather than in cash, and management expects it to be likely that the notes will be converted to equity upon maturity. For these reasons, management believes reporting the PIK Notes at fair value provides better information to the users of the Company’s financial statements. The fair value option was not elected for the Company’s other debt obligations because they do not have the same characteristics as the PIK Notes.

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

	December 31,	December 31,
	2019	2018
Risk-free interest rate	1.65%	2.51%
Dividend yield	0.00%	0.00%
Expected volatility	39.30%	38.90%
Expected term (years)	3.95	4.95

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

The change in the fair value of the PIK Notes during the Successor year ended December 31, 2019, and the Successor period ended December 31, 2018 of $17,473 and $6,635, respectively, have been recognized in other comprehensive income as the entire change in fair value is attributable to the instrument-specific credit risk of the PIK Notes. We measure the fair value of the PIK Notes on a quarterly basis using a similar methodology, unless there is a quoted market price that can be used instead.

Interest on the PIK Notes accrues at the rate of 10.750% per annum and is payable by increasing the principal amount of the PIK Notes. Interest is payable semiannually in arrears for the prior six-month period on June 15 and December 15 to the Holders of PIK Notes of record on the immediately preceding June 1 and December 1. Interest on the PIK Notes is

accrued and recorded as accrued interest until June 15 and December 15, at which time the accrual is released and the additional principal amount is recorded. The outstanding principal amount of the PIK Notes was increased by $15,703 on December 15, 2019, and by $15,217 on June 15, 2019, in lieu of the payment of accrued interest. Accrued interest for the PIK Notes at December 31, 2019, and December 31, 2018, was $1,379 and $1,571, respectively, and is included as a current liability on the Consolidated Balance Sheet.

On December 12, 2018, in connection with the closing of the Restructuring, the Revolving Credit Agreement (which is an intercompany obligation and eliminated upon consolidation) was simultaneously amended and restated. The Revolving Credit Agreement initially provided for borrowings of up to $42,000 and had a maturity date of June 15, 2023. All borrowings under the Revolving Credit Agreement are secured by substantially all of the assets of CCF OpCo, CCF Intermediate Holdings LLC, a Delaware limited liability company, the sole member of CCF OpCo and our wholly owned subsidiary and certain of CCF OpCo’s subsidiaries. The Revolving Credit Agreement is guaranteed by certain subsidiaries of CCF OpCo. We discuss this intercompany obligation because the intercompany obligation (and the collateral securing this intercompany obligation) has been given as security for the obligations under the Secured Notes.  Borrowings under the Revolving Credit Agreement bear interest at a rate of 9.00% per annum.  Those interest payments are used to fund the interest payments on the Secured Notes.

Secured Notes payable at December  31, 2019, and December 31, 2018, consisted of the following:

	December 31, 2019			December 31, 2018
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$42,000 Secured note payable, 9.00%, collateralized by all Guarantor Company assets, due June 2023	$40,000	$—	$40,000	$42,000	$—	$42,000
	40,000	—	40,000	42,000	—	42,000
Less current maturities	—	—	—	—	—	—
Long-term portion	$40,000	$—	$40,000	$42,000	$—	$42,000

On September 6, 2018, CCF Issuer entered into an indenture with Community Choice Financial Holdings, LLC, a wholly‑owned subsidiary of the Company, as guarantor, governing the issuance of $42,000 of 9.00% senior secured notes due September 6, 2020 (the “Secured Notes”). The Secured Notes were issued as part of a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, to certain significant holders of the 2019 Notes and 2020 Notes. The proceeds from the Secured Notes were used to fund $42,000 in loans to the Company pursuant to the Revolving Credit Agreement described above.

On December 12, 2018, in connection with the Restructuring, CCF Issuer issued an aggregate principal amount of $42,000 in Secured Notes to previous holders of secured obligations. The Secured Notes bear interest at 9.00% per annum and mature on June 15, 2023. Pursuant to the SPV Indenture, CCF Issuer and Community Choice Holdings each granted a pledge over all of their respective assets. CCF Issuer was also required to pledge its interests in the Revolving Credit Agreement and the security granted as collateral for the obligations under the Revolving Credit Agreement. The SPV Indenture also contains restrictive covenants that limit our subsidiaries’ ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock or the capital stock of our subsidiaries, make certain investments, enter into certain types of transactions with affiliates, create liens or merge with or into other companies.

On January 15, 2019, the Company repaid $2,000 of the outstanding borrowings under the Credit Agreement, and repurchased $2,000 of the Secured Notes and 7,143 Class B Common Units corresponding to the repurchased Secured Notes, with the payment allocated to the Secured Notes. The outstanding balances of the Credit Agreement and Secured Notes are $40,000 at December  31, 2019.

Subsidiary notes payable at December 31, 2019 and December 31, 2018 consisted of the following:

	December 31, 2019			December 31, 2018
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$73,000 Note, secured, 16.75%, collateralized by acquired loans, due April 2021	$73,000	$367	$72,633	$70,000	$16	$69,984
$1,425 Term note, secured, 4.75%, collateralized by financed asset, due November 2024	777	—	777	822	—	822
$1,165 Term note, secured, 4.50%, collateralized by financed asset, due May 2021	954	6	948	1,016	—	1,016
	74,731	373	74,358	71,838	16	71,822
Less current maturities	128	1	127	884	—	884
Long-term portion	$74,603	$372	$74,231	$70,954	$16	$70,938

In connection with the Restructuring on December 12, 2018, CCFI Funding II LLC, a non‑guarantor subsidiary of CCF OpCo, entered into an amendment to the Amended and Restated Loan and Security Agreement, dated as of April 25, 2017 (as amended, modified or supplemented from time to time, the “Ivy Credit Agreement”) pursuant to which, among other things, our borrowings under the Ivy Credit Agreement were increased from $63,500 to $70,000.

The Ivy Credit Agreement was amended on March 18, 2019 to extend the maturity date to April 30, 2020 and establish an interest rate of 16.75% on the entire credit facility. The Agreement was further amended on September 9, 2019 to increase the credit limit from $70,000 to $73,000.  The Ivy Credit Agreement was amended on February 7, 2020 to extend the maturity date to April 30, 2021.

On July 19, 2014, a guarantor subsidiary of the Company entered in to a $1,425 joint note with a non‑related entity for the acquisition of a share of an airplane. We recorded our $1,069 share of the joint note, but both parties are joint and severally liable. The joint note had an outstanding balance of $1,036 at December 31, 2019 and our share of the note was $777.  The term note was amended on November 22, 2019 to extend the maturity date to November 22, 2024, and increased the interest rate to 4.75%.

On May 24, 2016, a guarantor subsidiary of the Company entered into a $1,165 term note for the acquisition of a share of an airplane.

The five year maturity for all debt arrangements as of December 31, 2019 consisted of the following:

		Twelve months ending December 31,
	Total	2020	2021	2022	2023	2024	Thereafter
Senior PIK notes
Principal	$307,860	$—	$—	$—	$307,860	$—	$—
Total senior PIK notes	307,860	—	—	—	307,860	—	—
Borrowings under secured notes
Principal	40,000	—	—	—	40,000	—	—
Total borrowings under secured notes	40,000	—	—	—	40,000	—	—
Subsidiary note payable
Principal	74,731	128	73,958	72	72	501	—
Total subsidiary note payable	74,731	128	73,958	72	72	501	—
Total	$422,591	$128	$73,958	$72	$347,932	$501	$—

Note 7. Agency Agreements

An agency agreement with Western Union, for a period of five years, was signed effective January 1, 2012, whereby the Company facilitates wire transfers and money orders via Western Union’s network. Under the agreement, the Company receives a commission for each transfer conducted. Should the Company close a location, discontinue service at an existing location, or terminate the agreement at any time during the initial term, a prorated portion of this signing bonus must be repaid. In addition, the Company is also entitled to receive certain incentive bonuses, not to exceed $500 for the duration of the agreement, related to new Western Union service locations opened or acquired or certain performance goals met during the term of the agreement. Commission revenue associated with the Western Union contract was $3,114 and $172, respectively,  for the Successor year ended December 31, 2019, and the Successor period ended December 31, 2018, and was $3,089 and $3,410, respectively, for the Predecessor period ended December 12, 2018, and the Predecessor year ended December 31, 2017, and included as “Other Income” on the consolidated statements of operations.

A new agency agreement with Western Union, for a period of five years, was signed effective January 1, 2017 and the Predecessor received an $11,000 signing bonus. Revenue related to the current signing bonus was $2,200 and $111, respectively, for the Successor year ended December 31, 2019, and the Successor period ended December 31, 2018, and was $2,089, and $2,200, respectively, for the Predecessor period ended December 12, 2018, and the Predecessor year ended December 31, 2017, and is included as “Other Income” on the consolidated statements of operations. The remaining deferred revenue for the signing bonus as of December 31, 2019 and 2018 was $4,400 and $6,600, respectively, and is included as “Deferred revenue” on the consolidated balance sheet.

The Company also receives a bonus for signing up new stores with Western Union. Revenue related to new store bonus was $334 and $17, respectively, for the Successor year ended December 31, 2019, and the Successor period ended December 31, 2018, and was $318 and $335, for the Predecessor period ended December 12, 2018, and the Predecessor year ended December 31, 2017, respectively, and included as “Other Income” on the consolidated statements of operations. The remaining deferred revenue on the new store bonus with Western Union as of December 31, 2019 and 2018 was $586 and $920, respectively, and is included as “Deferred revenue” on the consolidated balance sheet.

	Western Union
	Agency Agreement	New Store
	Bonus	Bonus	Total

Deferred Revenue, December 31, 2018 Balance	$6,600	$920	$7,520
Western Union 2019 Revenue	2,200	334	2,534
Deferred Revenue, December 31, 2019 Balance	$4,400	$586	$4,986

The Predecessor entered into an agency agreement with Insight Holdings which is a prepaid debit card program manager during 2009. The total amount of fees earned related to the agreement during the Successor year ended December 31, 2019, and the Successor period ended December 31, 2018 was $747 and $39, respectively, and during the Predecessor period ended December 12, 2018, and the Predecessor year ended December 31, 2017, totaled $816 and $965, respectively, and are included as “Other Income” on the statements of operations. At December 31, 2019 and 2018 the Company had $970 and $899, respectively, in card related pre‑funding and receivables on its balance sheet associated with this agreement.

Note 8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2019 and December 31, 2018 consisted of the following:

	December 31,	December 31,
	2019	2018
Accounts payable	$5,818	$5,594
Accrued payroll and compensated absences	7,982	7,018
Wire transfers payable	1,244	1,745
Accrual for third-party losses	2,570	4,513
Debt buyer liability	3,474	—
Unearned CSO Fees	2,846	7,510
Bill payment service liability	897	2,476
Lease termination	467	1,114
Other	4,897	5,452
	$30,195	$35,422

Note 9. Operating Lease Commitments and Total Rental Expense

The Company leases its facilities under various non-cancelable agreements, which require various minimum annual rentals and may also require the payment of normal common area maintenance on the properties.

All of the Company’s 553 leases are operating leases with renewal options, and are included in right-of-use assets – operating leases, current portion of operating lease obligation and noncurrent operating lease obligation on our consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rates or implicit rates, when readily determinable. Short-term operating leases which have an initial term of 12 months or less are not recorded on the consolidated balance sheets.

Year
Ending
December 31, 2019
Lease cost:
Operating lease cost	$19,365
Short-term lease cost	4,741
Variable lease cost	335
Total lease cost	$24,441

Other Information:
Payments included in the measurement of lease liabilities
Operating cash flows from operating leases	$19,040
Right-of-use assets obtained in exchange for new operating lease liabilities	$13,341
Weighted-average remaining lease term - operating leases	3.8 years
Weighted-average discount rate - operating leases	9.0%

Future minimum lease payments for our operating leases as of December 31, 2019 were as follows:

Operating
Fiscal Years	Leases
2020	$15,557
2021	11,221
2022	7,245
2023	4,419
2024	2,524
Thereafter	3,201
Total minimum lease payments	44,167
Less imputed interest	(6,886)
Present value of net minimum lease payments	37,281
Less current portion of operating lease obligation	(12,878)
Operating lease obligation	$24,403

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

Note 10. Bonus Agreements

The Company pays a discretionary bonus or other bonuses as defined in agreements to employees based on performance. For the Successor year ended December 31, 2019, and the Successor period ended December 31, 2018, the bonuses expense related to these agreements was $3,610 and $140, respectively. For the Predecessor period ended December 12, 2018, and the Predecessor year ended December 31, 2017, the bonus expense related to these agreements totaled $2,550 and $4,799, respectively.

Note 11. Concentrations of Credit Risks

The Company’s portfolio of finance receivables is comprised of loan agreements with customers living in thirty-one states and consequently such customers’ ability to honor their contracts may be affected by economic conditions in those states. Additionally, the Company is subject to regulation by federal and state governments that affect the products and services provided by the Company. To the extent that laws and regulations are passed that affect the Company’s ability to offer loans or similar products in any of the states in which it operates, the Company’s financial position could be adversely affected.

The following table summarizes the allocation of the portfolio balance by state at December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Balance	Percentage of	Balance	Percentage of
State	Outstanding	Total Outstanding	Outstanding	Total Outstanding
Alabama	$12,079	12.3%	$10,328	11.5%
Arizona	11,807	12.0	10,058	11.2
California	26,454	26.9	27,302	30.4
Mississippi	8,747	8.9	6,825	7.6
Virginia	12,138	12.3	10,328	11.5
Other retail segment states	21,119	21.5	19,578	21.8
Other internet segment states	5,986	6.1	5,389	6.0
Total	$98,330	100.0%	$89,808	100.0%

The other retail segment states are: Florida, Indiana, Kentucky, Michigan, Ohio, Oregon, and Tennessee. The Retail financial services segment includes Ohio, however, for the concentration of credit risks table, other retail segment states excludes Ohio as it previously offered a CSO product through a third-party lender. The Company also has agreements with third-party lenders to allow secured and unsecured revolving loans to be offered through the Company’s retail locations under our marketplace business model.

The other internet segment states are: Alabama, Alaska, California, Delaware, Florida, Hawaii, Idaho, Indiana, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, and Wyoming.

A subsidiary of the Company previously offered a CSO product in Ohio until April 2019 and another subsidiary currently offers a CSO product in Texas to assist consumers in obtaining credit with unaffiliated third-party lenders. Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $12,096 and $34,144 at December 31, 2019, and December 31, 2018, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement. The total gross finance receivables for the Ohio CSO product consist of $-0- and $30,490 in short-term and $7,143 and $303 in medium-term loans at December 31, 2019 and December 31, 2018, respectively. The total gross finance receivables for the Texas CSO product consist of $4,953 and $3,351 in short-term loans at December 31, 2019, and December 31, 2018, respectively.

Additionally, certain of our subsidiaries entered into a debt buying agreement with other third parties whereby that subsidiary will purchase certain delinquent loans. Total gross finance receivables for which the Company recorded a debt buyer liability were $28,444 as of December 31, 2019 and the debt buyer liability was $3,474.

Note 12. Contingencies

From time-to-time the Company is a defendant in various lawsuits and administrative proceedings wherein certain amounts are claimed or violations of law or regulations are asserted. In the opinion of the Company’s management, these claims are without substantial merit and should not result in judgments which in the aggregate would have a material adverse effect on the Company’s financial statements.

Note 13. Employee Benefit Plan

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to defer a portion of their compensation. Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds. The Company has elected to match 100 percent of the employee contributions not exceeding 3 percent of compensation, plus 50 percent of the employee contributions exceeding 3 percent but not to exceed 5 percent of compensation. Total expense recorded for the Company’s match was $1,519 and $120, respectively, for the Successor year ended December 31, 2019, and the Successor period ended December 31, 2018, and $1,401 and $1,752, respectively, for the Predecessor period ended December 12, 2018, and the Predecessor year ended December 31, 2017.

Note 14. Business Combinations

2018 Restructuring

On December 12, 2018, our Predecessor entered into the Restructuring Agreement. Substantially concurrent with the execution and delivery of, and pursuant to, the Restructuring Agreement, on December 12, 2018, Predecessor consummated a number of transactions contemplated thereby, which satisfied Predecessor’s obligation to execute a Deleveraging Transaction as required under the Revolving Credit Agreement and the SPV Indenture.

The Deleveraging Transaction was effected by way of an out‑of‑court strict foreclosure transaction, pursuant to which the Collateral Agent under the Existing Indentures were, acting at the direction of certain beneficial holders holding more than 50% of the 2019 Notes and the beneficial holders of 100% of the 2020 Notes, exercised remedies whereby all right, title and interest in and to all of the assets of the Predecessor that constitute collateral with respect to the Existing Indentures, including the issued and outstanding equity interests in certain of the Predecessor’s direct subsidiaries, were transferred to CCF OpCo. CCF OpCo is an indirect wholly owned subsidiary of the CCF Holdings, LLC.

Following the foreclosure on the assets of Predecessor, the Restructuring resulted in a change in control for the Company, and the impact of the Restructuring has been recognized in the Successor period of the company’s financial statements. The strict foreclosure resulted in $6,941 in transaction costs, which were expensed in the Predecessor period ended December 12, 2018. For purposes of applying business combination accounting, the fair value of the 2019 Notes and 2020 Notes extinguished of $68,301 is the consideration transferred for the equity interests in the acquired subsidiaries.

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

There were no significant business combinations during years ended December 31, 2019 and December 31, 2017.

Note 15. Income Taxes

The Company files a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by the individual states in which it operates. The effective tax rate for the years ended December 31, 2019 and 2018 are below the statutory rate due to the continued valuation allowance against its net deferred tax assets. The effective tax rate for the year ended December 31, 2017 exceeds the statutory rate due to the impairment of goodwill, the valuation allowance established against deferred tax assets, and the reduction in the federal corporate tax rate. The Company had no liability recorded for unrecognized tax benefits at December 31, 2019 and 2018.

The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The income tax effects of changes in tax laws are recognized in the period when enacted. The Act provides for numerous significant tax law changes and modifications with varying effective dates, which includes reducing the U.S. federal corporate income tax rate from 35% to 21%.

In response to the enactment of the Act in late 2017, the SEC issued SAB 118 to address situations where the accounting is incomplete for certain income tax effects of the Act upon issuance of an entity’s financial statements for the reporting period in which the Act was enacted. The measurement period allowed by SAB 118 has closed during the fourth quarter of 2018 in which the Company did not record any adjustments to the net benefit of $3.2 million recorded in 2017 for the re‑measurement of its deferred tax balances. The prospects of supplemental legislation or regulatory processes to address uncertainties that arise due to the Act, or evolving technical interpretation of the tax law, may cause the Company’s financial statements to be impacted in the future. The Company will continue to analyze the effects of the Act as subsequent guidance continues to emerge.

Net deferred tax assets and liabilities consist of the following as of December 31, 2019:

	Deferred Tax Assets	Deferred Tax Liabilities
	Noncurrent	Noncurrent
Allowance for credit losses	$6,458	$—
Goodwill	6,205	—
Accrued expenses	82	—
Depreciable assets	—	16
Deferred revenue	1,233	—
Deferred rent	131	—
Net operating loss	18,513	—
Valuation allowance	(32,606)	—
	$16	$16

Net deferred tax assets and liabilities consist of the following as of December 31, 2018:

	Deferred Tax Assets	Deferred Tax Liabilities
	Noncurrent	Noncurrent
Allowance for credit losses	$6,698	$—
Goodwill	16,967	—
Accrued expenses	131	—
Depreciable assets	—	5,643
Deferred revenue	2,234	—
Deferred rent	171	—
Bond registration expenses	11	—
Net Operating Loss	30,834	—
Capital Loss Carryover	1,418	—
Valuation allowance	(52,821)	—
	$5,643	$5,643

At December 31, 2019, the Company had gross deferred tax assets of $32,622 and a net deferred tax liability of $16. At December 31, 2018, the Company had gross deferred tax assets of $58,464 and a net deferred tax liability of $5,643. A valuation allowance of $32,606 and $52,821 was recognized at December 31, 2019 and December 31, 2018, respectively, to reduce the deferred tax assets to the amount that was more likely than not expected to be realized. In evaluating whether a valuation allowance was needed for the deferred tax assets, the Company considered the ability to carry net operating losses back to prior periods, reversing taxable temporary differences, and estimates of future taxable income. There have been no credits or net operating losses that have expired. The projections were evaluated in light of past operating results and considered the risks associated with future taxable income related to macroeconomic conditions in the markets in which the Company operates, regulatory developments and cost containment. The Company will continue to evaluate the need for a valuation allowance against deferred tax assets in future periods and will adjust the allowance as necessary if it determines that it is not more likely than not that some or all of the deferred tax assets are expected to be realized.

As of December 31, 2019, and 2018, the Company and the Predecessor had approximately $54,058 and $71,449, respectively, of Federal NOLs available to offset future taxable income. Of the available carryover, $43,106 expires from 2036 through 2037; the remaining NOL of $10,952 can be carried forward indefinitely. In accordance with

Section 382 of the Internal Revenue code, the usage of the Predecessor’s NOLs could be limited in the event of a change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible. If a change of ownership did occur there would be an annual limitation on the usage of the Company’s losses which are available through 2037.

The provision for (benefit from) income taxes charged to operations for the Successor year ended December 31, 2019, the Successor period ended December 31, 2018, the Predecessor period ended December 12, 2018, and the Predecessor year ended December 31, 2017, consists of the following:

		For the Period	For the Period
		December 13	January 1
	Year Ended	through	through	Year Ended
	December 31,	December 31,	December 12,	December 31,
	2019	2018	2018	2017
	Successor	Successor	Predecessor	Predecessor
Current tax expense	$126	$2	$39	$(12)
Deferred tax expense	—	—	—	(9,609)
	$126	$2	$39	$(9,621)

The reconciliation between income tax expense for financial statement purposes and the amount computed by applying the statutory federal income tax rate of 21% for the Successor year ended December 31, 2019, the Successor period ended December 31, 2018 and the Predecessor period ended December 12, 2018, and 35% for the Predecessor year ending December 31, 2017, is as follows:

		For the Period	For the Period
		December 13	January 1
	Year Ended	through	through	Year Ended
	December 31,	December 31,	December 12,	December 31,
	2019	2018	2018	2017
	Successor	Successor	Predecessor	Predecessor
Federal tax expense at statutory rate	$(7,401)	$266	$(10,764)	$(66,680)
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal tax benefit	1,477	(480)	(800)	2,552
Work opportunity tax credit	515	—	(8)	(8)
Interest Expense	6,453	—	—	—
Goodwill impairment	—	—	—	5,846
Transaction costs	—	—	1,458	—
Cancellation of indebtedness income	—	—	11,217	—
Loss on debt extinguishment	—	—	2,275	—
Valuation allowance	(20,215)	(2,018)	(1,414)	23,130
Impact of federal rate change	—	—	—	27,549
Fair value adjustments PIK	(3,669)	(1,393)	—	—
Nondeductible expenses and other items	22,966	3,627	(1,925)	(2,010)
	$126	$2	$39	$(9,621)

Note 16. Business Segment

The Company has elected to organize and report on its operations as two operating segments: Retail financial services and Internet financial services.

The following tables present summarized financial information for the Company’s segments:

	As of and for the Successor year ended December 31, 2019
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$207,823		$39,002			$246,825
Goodwill	11,288		—			11,288
Other Intangible Assets	2,588		62			2,650
Total Revenues	$290,067	100.0%	$44,794	100.0%		$334,861	100.0%
Provision for Loan Losses	78,401	27.0%	23,804	53.1%		102,205	30.5%
Depreciation and Amortization	24,004	8.3%	—	—%		24,004	7.2%
Other Operating Expenses	134,175	46.3%	5,296	11.8%		139,471	41.6%
Operating Gross Profit	53,487	18.4%	15,694	35.1%		69,181	20.7%
Interest Expense, net	32,320	11.1%	15,926	35.6%		48,246	14.4%
Depreciation and Amortization	5,572	1.9%	190	0.4%		5,762	1.7%
Other Corporate Expenses (a)	—	—	—	—	67,891	67,891	20.3%
Income (Loss) from Continuing Operations, before tax	15,595	5.4%	(422)	(0.9)%	(67,891)	(52,718)	(15.7)%

(a)	Represents expenses that are not allocated between reportable segments.

There were no intersegment revenues for the Successor year ending December 31, 2019.

	As of December 31, 2018 and for the Successor period from December 13 through December 31, 2018
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$212,772		$24,450			$237,222
Goodwill	11,288		—			11,288
Other Intangible Assets	2,921		215			3,136
Total Revenues	$16,556	100.0%	$2,424	100.0%		$18,980	100.0%
Provision for Loan Losses	2,659	16.1%	454	18.7%		3,113	16.4%
Depreciation and Amortization	334	2.0%	—	—		334	1.8%
Other Operating Expenses	6,774	40.9%	190	7.9%		6,964	36.7%
Operating Gross Profit	6,789	41.0%	1,780	73.4%		8,569	45.1%
Interest Expense, net	1,288	7.8%	1,126	46.5%		2,414	12.7%
Depreciation and Amortization	849	5.1%	18	0.7%		867	4.6%
Other Corporate Expenses (a)	—	—	—	—	3,650	3,650	19.2%
Income (loss) from Continuing Operations, before tax	4,652	28.1%	636	26.2%	(3,650)	1,638	8.6%

(a)	Represents expenses that are not allocated between reportable segments.

There were no intersegment revenues for the Successor period ending December 31, 2018.

	For the Predecessor period from January 1 through December 12, 2018
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Revenues	$278,659	100.0%	$48,599	100.0%		$327,258	100.0%
Provision for Loan Losses	75,025	26.9%	22,073	45.4%		97,098	29.6%
Depreciation and Amortization	7,695	2.8%	—	—		7,695	2.3%
Other Operating Expenses	129,174	46.4%	6,019	12.4%		135,193	41.4%
Operating Gross Profit	66,765	24.0%	20,507	42.2%		87,272	26.7%
Interest Expense, net	36,226	13.0%	14,534	29.9%		50,760	15.5%
Depreciation and Amortization	3,965	1.4%	353	0.7%		4,318	1.3%
Transaction expenses (a)	—	—	—	—	6,941	6,941	2.1%
Loss on Debt Extinguishment (a)	—	—	—	—	10,832	10,832	3.3%
Other Corporate Expenses (a)	—	—	—	—	65,677	65,677	20.1%
Income (loss) from Continuing Operations, before tax	26,574	9.5%	5,620	11.6%	(83,450)	(51,256)	(15.7)%

(a)	Represents expenses that are not allocated between reportable segments.

There were no intersegment revenues for the Predecessor period ending December 12, 2018.

Note 17. Transactions with Variable Interest Entities

Certain subsidiaries of the Company have limited agency agreements with unaffiliated third-party lenders under the CSO program. The agreements govern the terms by which the Company refers customers to that lender, on a non-exclusive basis, for a possible extension of credit, processes loan applications, and commits to reimburse the lender for any loans or related fees that were not collected from such customers. As of December 31, 2019, and December 31, 2018, the outstanding amount of active consumer loans guaranteed by the Company, which represents the Company’s maximum exposure, was $12,096 and $34,144, respectively. The outstanding amount of consumer loans with unaffiliated third-party lenders consists of $4,953 and $33,841 in short-term and $7,143 and $303 in medium-term loans at December 31, 2019, and December 31, 2018, respectively. The accrual for third party lender losses related to these obligations totaled $2,570 and $4,513 as of December 31, 2019, and December 31, 2018, respectively. This obligation is recorded as a current liability on the Company’s consolidated balance sheet.

Additionally, certain of our subsidiaries entered into a debt buying agreement with other third parties whereby that subsidiary will purchase certain delinquent loans. Total gross finance receivables for which the Company recorded a debt buyer liability were $28,444 as of December 31, 2019.  The debt buyer liability was $3,474 as of December 31, 2019, and is recorded as a current liability on the consolidated balance sheet. The Company has determined that the lenders are Variable Interest Entities (“VIEs”) but that the Company is not the primary beneficiary of the VIEs. Therefore, the Company has not consolidated the lenders.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2019, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Annual Report on Form 10-K for the year ended December 31, 2019 are appropriate.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule I3a-15(f). Under the supervision of management and with the participation of our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 2013. Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2019.

As an “emerging growth company” under the Jumpstart Our Business Startups Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, RSM US LLP, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.     MANAGERS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about executive officers and managers

The following table sets forth information with respect to our managers and executive officers as of December 31, 2019.

Name	Age	Office and Position
William E. Saunders, Jr.	46	Chief Executive Officer and Chairman of the Board of Managers
Kyle Hanson	44	President
Michael Durbin	51	Executive Vice President, Chief Financial Officer and Treasurer
Bridgette Roman	57	Executive Vice President, Secretary and General Counsel
H. Eugene Lockhart	70	Lead Manager
Eugene Schutt	66	Manager
Jennifer Adams Baldock	60	Manager
Michael Heller	54	Manager

William E. Saunders, Jr. has served as our Chief Executive Officer and Chairman of our Board of Managers since the closing of the Restructuring on December 12, 2018. Mr. Saunders became the Chief Executive Officer and a director of our Predecessor in June 2008, and became Chairman of our Predecessor’s board of directors effective May 14, 2014. Mr. Saunders served as our Predecessor’s Chief Financial Officer from March 2006 to June 2008. Prior to joining our Predecessor, Mr. Saunders was a Vice President for Stephens Inc., an investment bank, from 2004 to 2006 and, prior to that, was an associate at Houlihan Lokey, an investment bank, SunTrust Equitable Securities, an investment bank, and Arthur Andersen, an accounting firm. Mr. Saunders is a member of the board of directors of Conn’s where he serves on its Audit and Credit Risk and Compliance Committees. He serves on the FISCA Executive Committee and is also a Senior Advisor to Mission OG, a private equity firm. Mr. Saunders holds a B.S. in Business with Special Attainment in Accounting and Commerce from Washington & Lee University. Mr. Saunders brings extensive investment banking, finance, merger & acquisition, management, and strategic experience to our board of managers.

Kyle Hanson has served as our President since the closing of the Restructuring on December 12, 2018. Mr. Hanson became our Predecessor’s President in May 2008. Mr. Hanson served as the Director of Store Operations for our Predecessor from August 2005 to February 2008 and then as the Vice President of Store Operations from February 2008 to May 2008. From December 1997 through July 2005, Mr. Hanson worked for us in various operational capacities for our Predecessor, including as a store manager and a district and regional manager. Mr. Hanson is also a member of the Financial Service Centers of America (FiSCA) Board of Directors and Chairman of the Board of Directors of Volunteers of America of Greater Ohio. Mr. Hanson holds a B.S. in Communications from Ohio University.

Michael Durbin has served as our Chief Financial Officer and Treasurer and an Executive Vice President since the closing of the Restructuring on December 12, 2018. Mr. Durbin became Chief Financial Officer and Treasurer and a Senior Vice President of our Predecessor effective December 31, 2010, and became an Executive Vice President of our Predecessor effective April 28, 2014. From June 2008 to December 2010, Mr. Durbin was a Managing Director at Servius Capital LP, an investment banking firm based in Atlanta, Georgia, and during that time Mr. Durbin served as Interim Chief Financial Officer of the Company. From July 1995 to June 2008, Mr. Durbin was a Senior Vice President at National City Bank, located in Cleveland, Ohio, where his principal business was corporate banking with a specialization in retail and financial services. Mr. Durbin is also on the Board of Directors of the Salvation Army of Central Ohio. Mr. Durbin holds a B.S.B.A. summa cum laude from Ohio University and an M.B.A. from Fisher College of Business at The Ohio State University.

Bridgette Roman became our Secretary, General Counsel and Executive Vice President on December 13, 2018. Between January 2011 and April 2014, she served as our Predecessor’s Senior Vice President and Secretary. On April 28, 2014, she became an Executive Vice President. Ms. Roman has served as CCFI’s General Counsel since October 2006. Before Ms. Roman became CCFI’s Senior Vice President and Secretary, Ms. Roman served as its Vice President and Assistant Secretary from June 2008 to December 2010. Prior to joining our Predecessor in October 2006,

Ms. Roman was Senior Corporate Counsel at Cooper Tire & Rubber Company, a global tire manufacturer. From 1995 to 2004, Ms. Roman was a litigation partner with the law firm of Schottenstein, Zox & Dunn (now known as Ice Miller) and from 1988 to 1995 was an associate with the same firm. Ms. Roman is a Past President of the Executive Board of Pilot Dogs Inc., and is currently on the Executive Committee of the Pilot Dog Foundation. She is also on the Grant Committee for Ronald McDonald House Charities. Ms. Roman previously served as a trustee of the Columbus Museum of Art, and as a director of Children’s Hunger Alliance and Junior Achievement of Central Ohio. Ms. Roman holds a B.A. in Political Science from The Ohio State University and a J.D. from Duquesne University, School of Law.

H. Eugene Lockhart has served as a Manager upon the closing of the Restructuring on December 12, 2018. Mr. Lockhart became a director for our Predecessor in May 2006, and became Lead Director of our Predecessor effective May 14, 2014. Mr. Lockhart is the Chairman of and a Managing Partner in Mission OG. Beginning in 2005, Mr. Lockhart served as Chairman of Diamond Castle’s Financial Institutions Investment practice until April 2011. Before joining Diamond Castle in 2005 as Chairman of its Financial Institutions Investment practice, Mr. Lockhart became Venture Partner for Oak Investment Partners, a venture capital firm. Mr. Lockhart has worked in a senior executive role at several organizations, including from 1993 to 1997 as President and Chief Executive Officer of MasterCard International, as Chief Executive Officer of Midland Bank plc (from 1986 to 1993), as President of the Global Retail Bank of Bank of America (from 1997 to 1999) and as President of Consumer Services at AT&T. Mr. Lockhart is the former Chairman of NetSpend Corporation and Argus Information and Advisory Services LLC. He is also a director of Metro Bank PLC and of Huron Consulting Group serving on its compensation committee. Mr. Lockhart is a former Director of RJR Nabisco Holdings, First Republic Bank, LendingTree, Inc., Asset Acceptance Corp., IMS Health Inc., Vesta Corporation, and RadioShack Corp. Mr. Lockhart holds a B.S. from the University of Virginia and an M.B.A. from The Darden School at the University of Virginia.

Eugene R. Schutt has served as a manager since the closing of the Restructuring on December 12, 2018 and serves as Chairman of the Audit Committee. Mr. Schutt became a director of our Predecessor in February 2012. Mr. Schutt has served, and continues to serve, as President of the College Foundation of the University of Virginia since 2009. Until December 31, 2019, he also served as Associate Dean of Development in the College and Graduate School of Arts & Sciences. Prior to joining the University of Virginia, Mr. Schutt had more than 30 years of business experience in financial services, most recently as Chairman, President and Chief Executive Officer of Citicorp Trust Bank, a Citigroup company. From 1992 until 1999, he was president of Avco Financial Services Inc., a branch‑based multi‑national consumer finance enterprise and from 1984 until 1991, he was president of Pratt Industries Inc. He began his career with the Philadelphia National Bank and spent nearly a decade managing two Asia/Pacific subsidiaries. Mr. Schutt is a 24‑year member of the Young Presidents and World Presidents’ Organization and has served on the boards of the American Financial Services Association and the Financial Services Roundtable’s Housing Policy Council. He holds a B.A. in Economics from the University of Virginia.

Jennifer Adams Baldock has served as a manager since the closing of the Restructuring on December 12, 2018. Ms. Baldock became a director of our Predecessor in April of 2013. Ms. Baldock previously served as a Director of Asset Acceptance Capital Corp and is a senior executive at Roselon Industries, Inc. In 1991, Ms. Adams joined World Color Press, Inc. as Vice President and General Counsel and remained with World Color Press, Inc. in a number of capacities until 1999, when she left World Color Press as Vice Chairman, Chief Legal and Administrative Officer and Secretary. Prior to joining World Color Press, Inc., Ms. Adams was an associate with the law firm of Latham & Watkins LLP. While in private practice, Ms. Adams represented corporate clients in numerous transactions. While at World Color Press, Ms. Adams oversaw the legal, human resources, environmental, information technology and investor relations functions, numerous acquisitions and debt transactions and the company’s initial public offering.

Michael Heller has served as a manager since the closing of the Restructuring on December 12, 2018. Mr. Heller became a director of our Predecessor on December 20, 2016. He is currently the executive chairman of Behalf Ltd, a senior advisor to FactorTrust, an alternative credit bureau, and is a venture partner at Oak HC/FT. He is also an Operating Partner of Mission OG, a private equity firm. Previously, Mr. Heller was the President and co‑founder of Argus Information & Advisory LLC, an information services firm that serves the payments industry. Argus Information & Advisory LLC was acquired by Versik Analytics in 2012. Prior to founding Argus, Mr. Heller was a consultant at First Manhattan Consulting Group. He has a M.B.A. from the Kellogg School of Management at Northwestern University and a B.A. with high honors in mathematics from Wesleyan University.

Code of Ethics

We have a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer.  A copy of our code of ethics may be obtained without charge by contacting the company in writing at the address set forth on the cover page of this Annual Report on Form 10-K.

Manager Independence

Our board of managers has determined that each of Mr. Lockhart, Mr. Heller, Mr. Schutt and Ms. Baldock is an independent manager within the meaning of the applicable rules of the SEC.

Board Committees

The Board has four standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees currently are the Audit Committee, the Compliance Committee, the Compensation Committee, and the Nominating & Governance Committee. The table below shows the membership for each of the standing Board committees as of December 31, 2019.

Nominating & Governance
Audit Committee	Compliance Committee	Compensation Committee	Committee
Eugene Schutt	William Saunders	Eugene Lockhart	Jennifer Adams Baldock
Michael Heller	Jennifer Adams Baldock	Michael Heller	Eugene Schutt
Eugene Lockhart	Eugene Lockhart	Jennifer Adams Baldock	William Saunders

Audit Committee

Our Audit Committee consists of Messrs. Lockhart, Heller and Schutt. Mr. Schutt serves as Chairman. The Audit Committee, among other things, oversees our accounting practices and processes, system of internal controls, independent auditor relationships, financial statement audits and audit and financial reporting processes.

Our board of managers has determined that each member of our Audit Committee is “independent” within the meaning of Rule 10A‑3 of the Securities Exchange Act of 1934, as amended. Our board of managers has also determined that each member of our Audit Committee is an “audit committee financial expert” as defined by SEC regulations.

Our Audit Committee is responsible for the review and approval of all related‑party transactions required to be disclosed to the public under SEC rules. This procedure is contained in the written charter of our Audit Committee. In addition, we maintain a written Code of Ethics that requires our principal executive officer, principal financial officer, and principal accounting officer or controller, to disclose to the Company’s Legal Department any material relationship or transaction that could reasonably be expected to give rise to a personal conflict of interest. Those relationships and transactions are then reported to the Audit Committee, which then reviews and, if appropriate, approves those transactions on a case‑by‑case basis. In making any such approvals, the Audit Committee considers a number of factors, including whether the terms of the transaction are market standard or whether such terms are no less favorable to the Company than could be obtained from an unrelated party. In addition, at least annually the Company requires all of its managers and officers to complete a detailed questionnaire intended to detect any conflicts of interest or related‑party transactions. Those questionnaires are reviewed by the Audit Committee which considers them in connection with the required disclosure to the public under SEC rules.

Compliance Committee

Our Compliance Committee consists of Mr. Lockhart, Ms. Adams Baldock and Mr. Saunders. Mr. Saunders serves as Chairman. The Compliance Committee, among other things, oversees our compliance functions.

Compensation Committee

Our Compensation Committee consists of Mr. Lockhart, as Chairman, and Ms. Adams Baldock and Mr. Heller. The Compensation Committee reviews and recommends policy relating to compensation and benefits of our managers and executive officers, including evaluating executive officer performance, reviewing and approving executive officer compensation, reviewing manager compensation, making recommendations to our board of managers with respect to the approval, adoption and amendment of incentive compensation plans, and administering equity‑based incentive compensation and other plans.

Nominating and Governance Committee

Our Nominating and Governance Committee consists of Ms. Adams Baldock, as Chairman, and Messrs. Saunders and Schutt. The Nominating and Governance committee’s responsibilities include, among other things (a) responsibility for establishing our corporate governance guidelines, (b) overseeing our board of managers’ operations and effectiveness and (c) identifying, screening and recommending qualified candidates to serve on our board of managers.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of Mr. Lockhart, as Chairman, and Ms. Adams Baldock and Mr. Heller. None of these individuals has ever been an officer or employee of ours or any of our subsidiaries. None of our executive officers serves nor have any served as a member of the compensation committee or other board committee performing equivalent functions of any entity that has one or more executive officers serving as one of our managers or on our Compensation Committee.

Manager Compensation

In 2019, we had four managers not employed by us, and we refer to these four managers as “non‑employee managers.” These non‑employee managers are Mr. Lockhart, Mr. Schutt, Ms. Adams Baldock, and Mr. Heller. Our Compensation Committee engaged Meridian Compensation Consultants to assist in establishing the elements of our compensation program. In consultation with Meridian, on March 25, 2019, the Committee determined that each manager will receive: An annual cash retainer of $110,000; The chairpersons of the audit committee, compensation committee and nominating and corporate governance committee will receive an additional $25,000, $20,000 and $15,000, respectively; Each manager serving on a committee will receive an additional $10,000 for each committee on which the manager serves; and the designated Lead Manager will receive an additional cash retainer of $20,000. In addition, each manager received a $48,000 year-end bonus for work performed during 2019.

Board Observation Right

In connection with the restructuring and pursuant to our limited liability company agreement, we have given SMH Capital Advisors, LLC (“SMH”) the ability to nominate one non‑voting observer to our board of Managers. This right shall continue until such time that either the PIK Notes are redeemed or SMH and its affiliates no longer hold an aggregate principal amount of at least $15 million of PIK Notes. Subject to certain exceptions, SMH’s designee has the right to attend all meetings of the board of managers and the right to receive, at the same time, all information pertaining to any such meetings provided to the managers. SMH has nominated Dwayne Moyers as its designated observer to serve until the earlier of the designation of his successor or the termination of the observation right. The designated observer receives no compensation from us for serving in such capacity.

Approval Rights

Pursuant to the Company’s limited liability company agreement, Qualified Noteholders or Former Qualified Noteholders have approval rights over certain actions by the Company, including:

•the issuance, purchase, exchange, redemption, repurchase of or determination whether to exercise repurchase rights in respect of any units of the Company or equity securities of any of our subsidiaries;

•the adoption of any management incentive plan;

•the entering into an agreement to effect a public offering of our securities;

•the incurrence of debt by us or any of our subsidiaries other than trade payables or other debt incurred in the ordinary course of business or other debt permitted to be incurred by each of the Secured Notes and the Revolving Credit Agreement;

•the refinancing of the Secured Notes or the Revolving Credit Agreement;

•the giving by us or our subsidiaries of any guaranties or indemnities in connection with debt or other obligations;

•any amendment to our limited liability company agreement or certificate of formation;

•the entry into certain change of control transactions and acquisitions by the Company;

•any redemption, repurchase or other form of satisfaction of the PIK Notes; and

•a change in the principal place of business of the Company to a place outside of the United States.

In addition, the Allianz Noteholder has an approval right in its sole discretion over any refinancing of the Revolving Credit Agreement or the Ivy Credit Agreement. For more information about the rights of the Allianz Noteholder, see “Description of Equity Securities—Effect of Certain Debt Refinancings.”

ITEM 11.     EXECUTIVE COMPENSATION

Our named executive officers for the year ended December 31, 2019 were:

•William E. Saunders, Jr.—Chief Executive Officer;

•Michael J. Durbin—Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer; and

•Kyle F. Hanson—President and Chief Operating Officer.

All compensation paid to our named executive officers in 2019 was paid by CCFI, LLC, an indirect subsidiary of the Company.

Elements of Compensation

Our Compensation Committee is responsible for establishing and administering our policies governing the compensation for our named executive officers. The Compensation Committee is composed entirely of non‑employee managers.

The Compensation Committee believes that named executive officer compensation packages should incorporate an appropriate balance of fixed versus variable compensation—as well as cash‑based compensation versus equity‑based compensation—and reward performance that is measured against established goals that correspond to our short‑term and long‑term business plan and objectives. Our Compensation Committee engaged Meridian Compensation Consultants (“Meridian”) to assist in establishing the elements of our 2019 compensation program and intends to continue to work with Meridian to establish compensation plans for future years. Our executive officers received cash compensation for 2019, but did not receive equity awards. The Compensation Committee will evaluate future equity awards in light of the performance of each individual executive officer and our Company’s performance overall. We do not expect to enter into employment agreements with our named executive officers. We generally expect to offer the same retirement savings opportunities and health and welfare benefits to our named executive officers that our Predecessor offered.

The Compensation Committee intends to design our compensation program to achieve the following objectives:

•Motivate and reward executives whose knowledge, skills and performance are critical to our success;

•Align the interests of our executives and equity holders by motivating executives to increase equity holder value and rewarding executives for attention to creating long‑term equity holder value increases, but doing so in a manner that does not encourage executives to take unreasonable risks that could threaten our viability;

•Provide a competitive compensation package that emphasizes pay for performance, and in which total compensation is primarily determined by Company and individual results and long‑term increases in equity holder value;

•Ensure fairness among the named executive officers by recognizing the relative contributions each executive makes to our success;

•Attract and retain talented and experienced executives in the highly competitive and dynamic financial services industry;

•Foster a shared commitment among executives by coordinating their Company and individual goals; and

•Compensate our executives to manage our business to meet our long‑range objectives.

Summary of Compensation

The following table sets forth certain information with respect to compensation paid for the year ended December 31, 2019, and the period from December 13, 2018 to December 31, 2018, by us (or our indirect subsidiary CCFI, LLC) to our named executive officers for services rendered to the Company or a subsidiary.

2019 Summary Compensation Table

				All Other
		Salary	Bonus	Compensation
Name and Principal Position	Year	($)(1)	($)(2)	($)(3)	Total ($)
William E. Saunders, Jr.,	2019	1,057,692	1,500,000	88,919	2,646,611
Chief Executive Officer and Chairman of the Board	2018	55,058	65,068	573	120,699

Michael Durbin,	2019	634,615	910,000	38,036	1,582,652
Executive Vice President, Chief Financial Officer and	2018	27,529	31,233	573	59,335
Treasurer		-	—	—	—

Kyle Hanson	2019	851,154	1,200,000	65,635	2,116,789
President	2018	38,541	43,726	573	82,839

(1)The amounts reported in this column for 2018 reflects the pro rata portion of each named executive officer’s 2018 base salary attributable to services rendered during the period from December 13 through December 31, 2018, following the Restructuring on December 12, 2018. The amounts reported in this column for 2019 represent the total of salary paid to each name executive officer and an additional $57,692, $34,615, and $51,154 paid in lieu of accrued vacation to Messrs. Saunders, Durbin, and Hanson, respectively.

(2)The amounts report in this column for 2018 reflects the bonus amounts determined by our Compensation Committee in its sole discretion taking into consideration the Restructuring and the performance of our Predecessor in 2018.

(3)The amounts reported in this column for 2018 include employer matching contributions to a 401(k) plan. The amounts reported in this column for 2019 include: (A) for Mr. Saunders, an automobile allowance, a $11,200 employer matching contribution to the 401(k) Plan, an employer matching contribution and rollover of accrued vacation value to a health savings account, and $58,369 of personal aircraft usage; (B) for Mr. Hanson, an automobile allowance, a $11,200 employer matching contribution to the 401(k) Plan, an employer matching contribution and rollover of accrued vacation value to a health savings account, and personal aircraft usage; (C) for Mr. Durbin, an automobile allowance, a $11,200 employer matching contribution to the 401(k) Plan, an employer matching contribution to a health savings account, and personal aircraft usage. None of the amounts reported in this column, if not a perquisite or personal benefit, exceeds $10,000 or, if a perquisite or personal benefit, exceeds the greater of $25,000 or 10% of the total amount of perquisites and personal benefits for the officer, except as provided in this footnote. The value of personal use of aircraft by any named executive officer is calculated by multiplying the actual average hourly operating cost for the aircraft for the month in which the personal use occurs by the hours flown to cover the actual statute miles of all such personal travel and adding such product to the sum of all landing fees, pilot fees, terminal charges and food service fees. All personal usage by any named executive officer is reported as taxable income.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our Class A Common Units, Class B Common Units and Class C Common Units as of February 13, 2020.

•each person whom we know to own beneficially more than 5% of our Class B Common Units, which is the only class of Common Units with voting rights at this time;

•each manager, our chief executive officer and our two other most highly compensated officers identified in “Executive Compensation” and “Manager Compensation”; and

•all of our managers and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise noted in the footnotes below, each holder identified below has sole voting and investment power with respect to such securities. Unless otherwise provided, the address of each holder listed is c/o CCF Holdings LLC 5165 Emerald Parkway, Suite 100, Dublin, Ohio 43017. No securities beneficially owned by any executive officer or manager have been pledged as security.

	Number of		Percentage	Number of		Percentage	Number of	Percentage
	Class A		of Class A	Class B		of Class B	Class C	of Class C
	Common		Common	Common		Common	Common	Common
Name	Units		Units (1)	Units		Units (2)	Units	Units (3)
William E. Saunders, Jr.	—		—	—		—	—	—
Kyle Hanson	—		—	—		—	—	—
Michael Durbin	—		—	—		—	—	—
H. Eugene Lockhart	—		—	—		—	—	—
Eugene Schutt	—		—	—		—	—	—
Jennifer Adams Baldock	—		—	—		—	—	—
Michael Heller	—		—	—		—	—	—
All executive officers and managers as a group (7 persons)	—		—	—		—	—	—
More than 5% Beneficial Owners	—		—	—		—	—	—
Allianz Global Investors U.S. LLC	358,475	(4)	42.2%	142,857	(5)	100.0%	—	—
Mercer Investment Fund I	51,223	(6)	—	—		—	—	—

(1)Based on 850,000 Class A Units outstanding as of February 13, 2020.

(2)Based on 142,857 Class B Common Units outstanding as of February 13, 2020.

(3)Based on 12,293 Class C Common Units outstanding as of February 13, 2020.

(4)Includes (i) 2,963 Class A Common Units held by UFCW Consolidated Pension Fund, (ii) 7,433 Class A Common Units held by Contra Costa Employees Retirement Association, (iii) 2,390 Class A Common Units held by Oklahoma School Land Trust, (iv) 56,642 Class A Common Units held by AllianzGI Convertible & Income Fund, (v) 42,233 Class A Common Units held by AllianzGI Convertible & Income Fund II, (vi) 31,304 Class A Common Units held by AllianzGI Income & Growth Fund, (vii) 78,458 Class A Common Units held by Allianz US High Yield, (viii) 101,330 Class A Common Units held by Alliance Income and Growth Fund, (ix) 8,562 Class A Common Units held by AllianzGI High Yield Bond Fund, (x) 3,274 Class A Common Units held by Baptist Health Systems, (xi) 966 Class A Common Units held by Allianz Selection US High Yield, (xii) 1,637 Class A Common Units held by Allianz Selection Income and Growth, (xiii) 4,911 Class A Common Units held by AllianzGI Diversified Income and Convertible Fund, (xiv) 6,549 Class A Common Units held by AllianzGI Convertible & Income 2024 Target Term Fund and (xv) 9,823 Class A Common Units held by West CLO 2013‑1 LTD. Allianz Global Investors U.S. LLC serves as the investment advisor for each of the entities listed above. Allianz Global Investors U.S. LLC is a wholly‑owned subsidiary of Allianz Global Investors U.S. Holdings LLC, which is a wholly‑owned subsidiary of Allianz Asset Management of America L.P. Allianz Asset Management of America L.P. is indirectly owned by Allianz SE, a publicly traded company. We have been advised that William Stickney, David Oberto and Doug Forsyth, activing on behalf of Allianz Global Investors U.S. LLC, have voting and investment power over the securities held by such entities. Allianz Global Investors U.S. LLC’s address is 600 W. Broadway, 29th Floor, San Diego, California 92101.

(5)Includes (i) 3,571 Class B Common Units held by UFCW Consolidated Pension Fund, (ii) 7,143 Class B Common Units held by Contra Costa Employees Retirement Association, (iii) 21,429 Class B Common Units held by AllianzGI Convertible & Income Fund, (iv) 21,429 Class B Common Units held by AllianzGI Convertible & Income Fund II, (v) 42,857 Class B Common Units held by AllianzGI Income & Growth Fund, (vi) 20,357 Class B Common Units held by Allianz US High Yield, (vii) 7,143 Class B Common Units held by AllianzGI High Yield Bond Fund, (viii) 3,572 Class B Common Units held by Baptist Health Systems, (ix) 1,071 Class B Common Units held by Allianz Selection US High Yield, (x) 1,786 Class B Common Units held by Allianz Selection Income and Growth, (xi) 5,357 Class B Common Units held by AllianzGI Diversified Income and Convertible Fund and (xii) 7,142 Class B Common Units held by AllianzGI Convertible & Income 2024 Target Term Fund. Allianz Global Investors U.S. LLC serves as the investment advisor for each of the entities listed above. Allianz Global Investors U.S. LLC is a wholly‑owned subsidiary of Allianz Global Investors U.S. Holdings LLC, which is a wholly‑owned subsidiary of Allianz Asset Management of America L.P. Allianz Asset Management of America L.P. is indirectly owned by Allianz SE, a publicly traded company. We have been advised that William Stickney, David Oberto and Doug Forsyth, activing on behalf of Allianz Global Investors U.S. LLC, have voting and investment power over the securities held by such entities. Allianz Global Investors U.S. LLC’s address is 600 W. Broadway, 29th Floor, San Diego, California 92101.

(6)Mercer Investment Fund I is a Sub‑Fund of Mercer QIF Fund plc, an umbrella fund with segregated liability between sub funds authorized by the Central Bank of Ireland pursuant to Part XXIV of the Companies Act of 2014 as amended. SMH Capital Advisors, LLC serves as the sub‑advisor to Mercer Investment Fund I. We have been advised that Dwayne Moyers, the President of SMH Capital Advisors, LLC, has voting power over the securities held by Mercer Investment Fund I and Mercer QIF Fund plc has investment power over the securities held by Mercer Investment Fund I. Mercer Investment Fund I’s address is c/o SMH Capital Advisors, LLC 4200 S. Hulen, Suite 534, Fort Worth, Texas 76109.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Audit Committee reviews and, if appropriate, approves all related party transactions that are required to be disclosed pursuant to item 404 of the SEC’s Regulation S-K.

Approval Rights

Pursuant to our limited liability company agreement, Qualified Noteholders or Former Qualified Noteholders have approval rights over certain actions by the Company, including:

•the issuance, purchase, exchange, redemption, repurchase of or determination whether to exercise repurchase rights in respect of any units of the Company or equity securities of any of our subsidiaries;

•the adoption of any management incentive plan;

•the entering into an agreement to effect a public offering of our securities;

•the incurrence of debt by us or any of our subsidiaries other than trade payables or other debt incurred in the ordinary course of business or other debt permitted to be incurred by each of the Secured Notes and the Revolving Credit Agreement;

•the refinancing of the Secured Notes or the Revolving Credit Agreement;

•the giving by us or our subsidiaries of any guaranties or indemnities in connection with debt or other obligations;

•any amendment to our limited liability company agreement or certificate of formation;

•the entry into certain change of control transactions and acquisitions by the Company;

•any redemption, repurchase or other form of satisfaction of the PIK Notes; and

•a change in the principal place of business of the Company to a place outside of the United States. As of the date hereof, the Allianz Noteholder, which together with its affiliates owns 100% of our Class B Common Units, is the sole Qualified Noteholder, and any other person (together with its affiliates) who acquires a certain amount of our PIK Notes and Class A Common Units is a “Qualified Noteholder.” A “Former Qualified Noteholder” is a person who, together with its affiliates, owns more than 35% of our voting securities immediately prior to a redemption of the PIK Notes for Class A Common Units, and immediately after such redemption continues to hold 35% of our voting securities. In addition, the Allianz Noteholder has an approval right in its sole discretion over any refinancing of the Revolving Credit Agreement or the Ivy Credit Agreement.

Registration Rights

In connection with the Restructuring, on December 12, 2018, we entered in to a registration rights agreement (the “Registration Rights Agreement”) with certain of the holders of our Class A Common Units, Class B Common Units and PIK Notes. Under the Registration Rights Agreement, we were required to prepare and file a registration statement with the SEC to register under the Securities Act resales from time to time of the Class A Common Units, Class B Common Units and PIK Notes issued in the Restructuring. In addition, the Allianz Noteholder has customary demand registration rights. All parties to the Registration Rights Agreement will have customary “piggy back” rights in connection with certain registration statements or securities offerings.

Our obligations under the Registration Rights Agreement with respect to any holder will cease upon the earliest to occur of: (i) the date on which such securities are disposed of pursuant to an effective Registration Statement or (ii) the date on which such securities are disposed of, or after one (1) year from the Closing Date, may be disposed of without limitation as to volume or manner of sale requirements pursuant to Rule 144 (or any similar provision then in effect) promulgated under the Securities Act.

We will bear certain expenses incident to our registration obligations upon exercise of these registration rights, including the payment of U.S. federal securities law and state “blue sky” registration fees, except that we will not bear any brokers’ or underwriters’ discounts and commissions or transfer taxes relating to sales of our securities. We have agreed to indemnify each selling stockholder for certain violations of U.S. federal or state securities laws in connection with any registration statement in which such selling stockholder sells its securities pursuant to these registration rights. Each selling stockholder has in turn agreed to indemnify us for U.S. federal or state securities law violations that occur in reliance upon written information it provides for us in the registration statement.

Related Parties

Eugene Schutt and Jennifer Adams Baldock, each an independent member of our Board of Managers, are lenders to Ivy Funding Nine LLC, the lender to our non‑guarantor subsidiary. Mr. Schutt and Ms. Baldock loaned 0.27% and 0.04% of the total available credit extended by Ivy Funding Nine LLC. The Company paid $13.2 million to Ivy Funding in 2019 which represents payments of interest and fees.

William Saunders, Kyle Hanson, and Michael Durbin, our Chairman and Chief Executive Officer, President, and Chief Financial Officer, respectively, through trusts of which each is either, directly or indirectly through their family, the trustee and/or settlor has an interest in BusinessPhone.com LLC, Account Logic LLC, AdTrek LLC and Speech IQ LLC, entities that provide to the Company telecommunications and internet services, fraud detection, advertising and marketing support and speech analytics, respectively. Messrs. Saunders, Durbin and Hanson had interests of 5%, 10% and 35%, respectively. During 2019, the company paid $8.5 million to BusinessPhone.com LLC, $1.2 million to Account Logic LLC, $0.3 million to AdTrek LLC and $0.2 million to Speech IQ LLC.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

RSM US LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2019, 2018 and 2017. Fees and expenses for services rendered by RSM in 2019 were approved by our Audit Committee and are set forth in the table below. We have determined that the provision of these services is compatible with maintaining the independence of our independent registered public accounting firm.

	2019	2018	2018	2018	2017
Fee Category	Successor	Successor	Predecessor	Total	Predecessor
Audit Fees (1)	$1,073	$221	$945	$1,166	$1,014
Tax Fees (2)	154	—	336	336	246
Registration Statement Fees (3)	—	153	—	153	—
Total	$1,227	$374	$1,281	$1,655	$1,260

(1)

Consists of fees and expenses for professional services rendered for the audit of our consolidated financial statements, review of interim financial statements included in the quarterly reports, and services normally provided in connection with statutory and regulatory filings.

(2)	Consists of fees and expenses for professional services related to tax planning and compliance services.

(3)	Consists of fees and expenses for professional services for the review of the Company’s registration statement.

Pre-Approval Policy for Auditor Services

The Audit Committee has adopted a policy that requires it to pre-approve the audit and non-audit services performed by the Company’s auditor in order to assure that providing such services will not impair the auditor’s independence.

The Audit Committee has the sole and direct responsibility and authority for the appointment, termination and compensation to be paid to the independent registered public accounting firm. The Committee has the responsibility to approve, in advance of the provision thereof, all audit services and permissible non-audit services to be performed by the independent registered public accounting firm as well as compensation to be paid with respect to such services.

Our Audit Committee Charter authorizes the Committee to delegate authority to pre-approve audit and permissible non-audit services to a member of the Committee. Any decisions made by such member under delegated authority, must be presented to the full Committee at its next scheduled meeting.

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 15(a) DOCUMENTS  FILED WITH REPORT

ITEM 15(a) (1) FINANCIAL  STATEMENTS

ITEM 15(a) (2) FINANCIAL  STATEMENT  SCHEDULES

Not applicable.

ITEM 15(a)(3) EXHIBIT INDEX

Exhibit No.	Description

3.1

Amended and Restated Limited Liability Company Agreement of CCF Holdings LLC, dated December 12, 2018 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated December 13, 2018 filed by Community Choice Financial Inc.)

4.1

PIK Notes Indenture, dated December 12, 2018, among CCF Holdings LLC, as issuer, and American Stock Transfer &Trust Company, LLC, as trustee (including form of PIK Notes) (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K dated December 13, 2018 filed by Community Choice Financial Inc.)

4.2

Amended and Restated SPV Indenture, dated December 12, 2018, among Community Choice Financial Holdings, LLC, as guarantor, Community Choice Financial Issuer, LLC, as issuer, and Computershare Trust Company, N.A., as trustee and collateral agent (including form of Amended and Restated Secured Notes) (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K dated December 13, 2018 filed by Community Choice Financial Inc.)

10.1

Registration Rights Agreement, dated December 12, 2018, among CCF Holdings LLC and the holders signatory thereto (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K dated December 13, 2018 filed by Community Choice Financial Inc.)

10.2

Amended and Restated Revolving Credit Agreement, dated as of December 12, 2018, by and among CCF Intermediate Holdings LLC, CCF OPCO LLC, the lenders party thereto and GLAS Trust Company LLC, as administrative agent (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 26, 2019).

10.3

Second Amended and Restated Loan and Security Agreement dated as of February 7, 2020 by and between Ivy Funding Nine, LLC and CCFI Funding II, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 11, 2020).

10.4

Amended and Restated Promissory Note dated as of April 25, 2017 between Ivy Funding Nine, Inc. and CCFI Funding II, LLC (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K of Community Choice Financial Inc. for the year ended December 31, 2017 filed on April 2, 2018).

Exhibit No.	Description
21.1	Subsidiaries of CCF Holdings LLC

23.1	Consent of RSM US LLP (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 26, 2019).

31.1	Certification Pursuant to Rule 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer

31.2	Certification Pursuant to Rule 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer

101

Interactive Data File

(i) Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statement of Stockholders’ Equity for the period ended December 12, 2018 and for the year ended December 31, 2017; (iv) Consolidated Statement of Members’ Equity for the period ended December 31, 2018 and for the year ended December 31. 2019; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements (unaudited)—submitted herewith pursuant to Rule 406T

ITEM 16.     10-K SUMMARY

None

CCF HOLDINGS LLC

2019 ANNUAL REPORT

TO THE SECURITIES AND EXCHANGE COMMISSION

ON FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized on March 12, 2020.

CCF HOLDINGS LLC

By	/s/ Michael Durbin
	Name:	Michael Durbin
	Title:	Chief Financial Officer

POWER OF ATTORNEY

The undersigned managers and officers of CCF Holdings LLC, a Delaware corporation, that is to file with the Securities and Exchange Commission, Washington, D.C., under the provisions of the Securities Exchange Act of 1934, as amended, its Annual Report on Form 10-K for the year ended December 31, 2019, do hereby appoint each of William E. Saunders, Michael Durbin, and Bridgette C. Roman their true and lawful attorney, with power to act without the other and with full power of substitution and resubstitution, to execute for them and in their names said Form 10-K Report and any and all amendments thereto, whether said amendments add to, delete from or otherwise alter said Form 10-K Report, or add or withdraw any exhibits or schedules to be filed therewith and any and all instruments in connection therewith. The undersigned hereby grant to each said attorney full power and authority to do and perform in the name of and on behalf of the undersigned, and in any and all capacities, any act and thing whatsoever required or necessary to be done in connection with the foregoing, as fully and to all intents and purposes as the undersigned might do, hereby ratifying and approving the acts of each of the said attorneys.

IN WITNESS WHEREOF, pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 12, 2020 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ H. Eugene Lockhart	/s/ Eugene Schutt
H. Eugene Lockhart, Lead Manager	Eugene Schutt, Manager

/s/ Michael Heller	/s/ Jennifer Adams Baldock
Michael Heller, Manager	Jennifer Adams Baldock, Manager

/s/ William E. Saunders, Jr.	/s/ Michael Durbin
William E. Saunders, Jr., Chairman/Chief Executive Officer	Michael Durbin, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Principal Accounting Officer)