Form 10-Q
period 2020-03-31
CCF Holdings LLC
filed 2020-05-15
CIK 1766682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to to

Commission File Number: 333‑231069

CCF HOLDINGS LLC

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	83‑2704255 (IRS Employer Identification No.)

5165 Emerald Parkway, Suite 100, Dublin, Ohio (Address of principal executive offices)	43017 (Zip Code)

(800)  837‑0381

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12‑b‑2 of the Act.) Yes ☐    No ☒

There is no market for the registrant’s equity. As of March 31, 2020, there were 992,857 units outstanding.

CCF Holdings LLC and Subsidiaries

Form 10-Q for the Quarterly Period Ended March  31, 2020

CCF Holdings LLC and Subsidiaries

Consolidated Balance Sheets

March 31, 2020 and December 31, 2019

(In thousands, except share data)

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$60,991	$49,016
Restricted cash	4,040	6,090
Finance receivables, net of allowance for loan losses of $10,891 and $12,869	59,309	79,692
Card related pre-funding and receivables	969	970
Other current assets	8,776	10,273
Total current assets	134,085	146,041
Noncurrent Assets
Finance receivables, net of allowance for loan losses of $529 and $959	1,058	2,303
Property, leasehold improvements and equipment, net	36,686	40,577
Right of use assets - operating leases	35,839	36,728
Goodwill	—	11,288
Other intangible assets	2,536	2,650
Security deposits	5,156	7,238
Total assets	$215,360	$246,825
Liabilities and Members' Equity
Current Liabilities
Accounts payable and accrued liabilities	$26,839	$30,195
Money orders payable	3,300	9,448
Accrued interest	9,664	2,544
Current portion of operating lease obligation	12,741	12,878
Current portion of subsidiary notes payable, net of deferred issuance cost of $1 and $1	128	127
Deferred revenue	2,535	2,535
Total current liabilities	55,207	57,727
Noncurrent Liabilities
Operating lease obligation	23,891	24,403
Subsidiary notes payable, net of deferred issuance costs of $1,164 and $372	73,406	74,231
Secured notes payable	40,000	40,000
Senior PIK notes, at fair value	36,670	74,243
Deferred revenue	1,817	2,451
Total liabilities	230,991	273,055
Commitments and Contingencies
Members' Equity
Common units, par value $-0- per unit, 850,000 Class A and 142,857 Class B authorized and outstanding units at March 31, 2020 and December 31, 2019	870	870
Retained deficit	(78,182)	(51,208)
Accumulated other comprehensive income	61,681	24,108
Total members' deficit	(15,631)	(26,230)
Total liabilities and members' equity	$215,360	$246,825

See Notes to Unaudited Consolidated Financial Statements.

CCF Holdings LLC and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2020 and 2019

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Finance receivable fees	$44,515	$48,829
Credit service fees	5,636	18,106
Check cashing fees	15,189	12,520
Card fees	2,493	3,215
Other	8,146	3,826
Total revenues	75,979	86,496
Operating expenses:
Salaries	16,863	16,846
Provision for loan losses	19,729	21,286
Occupancy	8,776	8,538
Advertising and marketing	810	777
Depreciation and amortization	4,580	8,205
Other	8,478	6,993
Total operating expenses	59,236	62,645
Operating gross profit	16,743	23,851
Corporate and other expenses:
Corporate expenses	18,215	17,099
Depreciation and amortization	957	1,481
Interest expense, net	13,199	11,386
Goodwill impairment	11,288	—
Total corporate and other expenses	43,659	29,966
Loss from continuing operations, before tax	(26,916)	(6,115)
Provision for income taxes	58	13
Net loss	$(26,974)	$(6,128)
Other comprehensive income (loss):
Change in fair value of senior PIK notes	37,573	(14,645)
Other comprehensive income (loss):	37,573	(14,645)
Comprehensive income (loss)	$10,599	$(20,773)

See Notes to Unaudited Consolidated Financial Statements.

CCF Holdings LLC and Subsidiaries

Consolidated Statements of Members’ Equity

Three Months Ended March 31,  2020 and 2019

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31, 2020
						Accumulated
						Other
	Class A Units		Class B Units		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income	Total

Balance, December 31, 2019	850,000	$740	142,857	$130	$(51,208)	$24,108	$(26,230)
Net loss	—	—	—	—	(26,974)	—	(26,974)
Change in fair value of senior PIK notes	—	—	—	—	—	37,573	37,573
Balance, March 31, 2020	850,000	$740	142,857	$130	$(78,182)	$61,681	$(15,631)

	Three Months Ended March 31, 2019
						Accumulated
					Retained	Other
	Class A Units		Class B Units		Earnings	Comprehensive
	Shares	Amount	Shares	Amount	(Deficit)	Income (Loss)	Total

Balance, December 31, 2018	850,000	$740	150,000	$130	$1,636	$6,635	$9,141
Redemption of common units	—	—	(7,143)	—	—	—	—
Net loss	—	—	—	—	(6,128)	—	(6,128)
Change in fair value of senior PIK notes	—	—	—	—	—	(14,645)	(14,645)
Balance, March 31, 2019	850,000	$740	142,857	$130	$(4,492)	$(8,010)	$(11,632)

See Notes to Unaudited Consolidated Financial Statements.

CCF Holdings LLC and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2020 and 2019

(In thousands, Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(26,974)	$(6,128)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	19,729	21,286
Goodwill impairment	11,288	—
Loss on disposal of assets	593	—
Gain on sale of receivables	(207)	—
Depreciation	5,426	9,576
Amortization of deferred debt issuance costs	527	43
Amortization of intangibles	110	110
Non-cash interest on PIK notes	8,274	7,408
Right of use assets - operating leases	240	1,209
Changes in assets and liabilities:
Card related pre-funding and receivables	1	(1,268)
Other assets (1)	3,738	(2,060)
Deferred revenue	(634)	(633)
Accrued interest	(1,154)	17
Money orders payable	(6,148)	(1,149)
Lease termination payable	—	(387)
Accounts payable and accrued expenses	(3,356)	3,109
Net cash provided by operating activities	11,453	31,133
Cash flows from investing activities
Net receivables collected (originated)	583	(9,045)
Proceeds from sale of receivables	1,368	—
Purchase of leasehold improvements and equipment	(2,129)	(1,298)
Net cash used in investing activities	(178)	(10,343)
Cash flows from financing activities
Repurchase of secured notes	—	(2,000)
Payments on subsidiary note	(32)	(31)
Debt issuance costs	(1,318)	(1,070)
Net cash used in financing activities	(1,350)	(3,101)
Net increase in cash and cash equivalents and restricted cash	9,925	17,689
Cash and cash equivalents and restricted cash:
Beginning	55,106	57,383
Ending	$65,031	$75,072

(1) Other assets includes $155 remaining from the sale of receivables.

The following table reconciles cash and cash equivalents and restricted cash from the
Consolidated Balance Sheets to the above statements:
	December 31,
	2019	2018
Cash and cash equivalents	$49,016	$53,208
Restricted Cash	6,090	4,175
Total cash and cash equivalents and restricted cash	$55,106	$57,383

	March 31,
	2020	2019
Cash and cash equivalents	$60,991	$70,927
Restricted Cash	4,040	4,145
Total cash and cash equivalents and restricted cash	$65,031	$75,072

See Notes to Unaudited Consolidated Financial Statements.

CCF Holdings LLC and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies

Nature of business:    CCF Holdings, LLC (the “Company” or “CCF”) is a provider of alternative financial services to unbanked and under-banked consumers. The Company was formed in 2018 and succeeded to the business and operations of Community Choice Financial Inc.. The Company owned and operated 474 retail locations in 12 states and was licensed to deliver similar financial services over the internet in 28 states as of March  31, 2020. Through its network of retail locations and over the internet, the Company provides customers a variety of financial products and services, including secured and unsecured, short-term and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of its individual customers.

As an “emerging growth company”, the Company is permitted to delay the adoption of new or revised accounting standards until such time as those standards apply to private companies. The Company has chosen to take advantage of the extended transition period for complying with new or revised accounting standards.

COVID-19 Pandemic: The 2019 novel coronavirus (“COVID-19”) has adversely affected, and will continue to adversely affect, economic activity globally, nationally, and locally. It is unknown the extent to which COVID-19 may spread, may have a destabilizing effect on financial and economic activity and may increasingly have the potential to negatively impact the Company’s and its customers’ costs, demand for the Company’s products and services, and the U.S. economy.  These conditions could adversely affect the Company’s business, financial condition, and results of operations. Further, COVID-19 may result in health or other government authorities requiring the closure of the Company’s operations or other businesses of the Company’s customers and suppliers, which could significantly disrupt the Company’s operations and the operations of the Company’s customers.

In response to the coronavirus, the Company has the majority of its corporate employees working remotely and has restricted operating hours at certain retail locations in order to ensure the safety or our employees and customers.

As of March 31, 2020, the Company had not yet experienced a significant decline in the demand for its products and services.  However, through the date of filing, demand for loan products has been negatively impacted by the Covid-19 Pandemic and portfolio levels have declined as a result.  Declining portfolio levels will have a negative impact on operating profits and liquidity and may impact our ability to meet all debt financing and covenant obligations.

A summary of the Company’s significant accounting policies follows:

Basis of presentation:  The accompanying interim unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019, on Form 10-K filed with the Securities & Exchange Commission on March  12, 2020. All adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial condition, have been included. The results for any interim period are not necessarily indicative of results to be expected for the year ending December 31, 2020.

Reclassifications: Certain amounts reported in the 2019 consolidated financial statements have been reclassified to conform to classifications presented in the 2020 consolidated financial statements, without affecting the previously reported net income or members’ equity. See Note 7 for further details.

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

Credit service fees—Credit service organization and credit access bureau (collectively “CSO”) fees are recognized over the arranged credit service period. ASC 606 requires product sales to be allocated based on performance obligation. CSO performance obligations include the guarantee and the arrangement of the loan. The guarantee portion of the fees are recognized over the period of the loan as the guarantee represents the primary performance obligation. The arrangement of the loan represents a small portion of the CSO fee, and the net impact resulting from the application of ASC 606 for this portion of the fee would not be material. Credit service fees are recognized and the performance obligation is satisfied over the term of the related loan.

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

Disaggregation of revenues—Revenues for finance receivable and CSO fees are recognized over the term of the loan and were $50,151 and $66,935 for the three months ended March 31, 2020, and 2019, respectively. Revenues for check cashing, card fees, and other are recognized at the time of service and were $25,828 and $19,561 for the three months ended March  31, 2020, and 2019, respectively.

Finance receivables:  Finance receivables consist of short term and medium‑term consumer loans.

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term loan products typically range in principal from $100 to $1,000, with a maturity between fourteen and thirty days, and include a written agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations, which vary by state. State statutes vary from charging fees of 5% to 27%, to charging interest up to 25% per month. The customers repay the cash advance by making cash payments or allowing a check or preauthorized debit to be presented. Secured consumer loans with a maturity of ninety days or less are included in this category and represented 16.8% and 14.2% of short-term consumer loans at March  31, 2020 and December 31, 2019, respectively.

Medium-term consumer loans can be unsecured or secured with a maturity greater than ninety days and up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000, and are evidenced by a promissory note with a maturity between three and thirty-six months. These consumer loans vary in structure depending upon the applicable laws and regulations where they are offered. The medium-term consumer loans are payable in installments or provide for a line of credit with periodic payments. Secured consumer loans with a maturity greater than ninety days are included in this category and represented 11.0% and 15.4% of medium-term consumer loans at March  31, 2020, and December 31, 2019, respectively.

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

For short term unsecured consumer loans, the Company’s policy is to charge off loans when they become past due. The Company’s policy dictates that, where a customer has provided a check or an electronic payment authorization for presentment upon the maturity of a loan, if the customer has not paid off the loan by the due date, the Company will deposit the customer’s check or draft the customer’s bank account for the amount due. If the check or draft is returned as unpaid, all accrued fees and outstanding principal are charged-off as uncollectible. For short term secured loans, the Company’s policy requires that balances be charged off when accounts are either thirty or sixty days past due depending on the product. The Company had $1,614 and $1,560 of loans in non-accrual status as of March  31, 2020 and December 31, 2019, respectively. The amount of the resulting charge-off includes unpaid principal, accrued interest and any uncollected fees, if applicable.

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

Due to the macroeconomic effects of the COVID-19 pandemic, the Company conducted a test for impairment of goodwill for the Retail segment as of March 31, 2020, and recorded an impairment of $11,288. The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques. The Company’s goodwill was fully impaired as of March 31, 2020.

The Company’s other intangible assets consist of a trade name. The amount recorded for other intangible assets is amortized using the straight-line method over seven years. Intangible amortization expense was $110 for the three months ended March  31, 2020, and 2019. Intangible assets were determined to be not impaired as of March 31, 2020.

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

In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The Company’s financial instruments consist primarily of cash and cash equivalents, finance receivables, restricted cash, and notes payable. For all such instruments, including notes payable at March  31, 2020, and December 31, 2019, the carrying amounts in the consolidated financial statements approximate their fair values. Finance receivables are short term in nature and are originated at prevailing market rates and lines of credit bear interest at current market rates. The fair value of finance receivables at March  31, 2020 and December 31, 2019, approximates carrying value and is measured using internal valuation inputs including historical loan loss experience, delinquency, overall portfolio quality, and current economic conditions.

The fair value of the PIK notes was determined at March  31, 2020 and December 31, 2019. As more fully described in Note 5, the fair value of the PIK notes was determined using an approach that considered both a Black Scholes option price methodology and the intrinsic value of the notes on an ‘‘as-if-converted’’ basis.

	March 31, 2020
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$60,991	$60,991	1
Restricted cash	4,040	4,040	1
Finance receivables	60,367	60,367	3
Financial liabilities:
Senior PIK Notes	36,670	36,670	3
Secured Note Payable	40,000	40,000	2
Subsidiary Note payable	74,699	74,699	2

	December 31, 2019
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$49,016	$49,016	1
Restricted cash	6,090	6,090	1
Finance receivables	81,995	81,995	3
Financial liabilities:
Senior PIK Notes	74,243	74,243	3
Secured Note Payable	40,000	40,000	2
Subsidiary Note payable	74,731	74,731	2

Recent Accounting Pronouncements: In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance eliminates Step 2 from the goodwill impairment test.  The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  Any impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill.  This guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment, and if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.  This guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021 for emerging growth companies.  The Company elected to early adopt the provisions of ASU 2017-04 during the three months ended March 31, 2020.

Subsequent events:  The Company has evaluated its subsequent events (events occurring after March 31, 2020) through the issuance date of May 15, 2020.

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses

Finance receivables representing amounts due from customers for advances at March 31, 2020, and December 31, 2019, consisted of the following:

	March 31,	December 31,
	2020	2019
Short-term consumer loans:
Secured	$7,560	$8,774
Unsecured	37,348	53,199
Total short-term consumer loans	44,908	61,973
Medium-term consumer loans
Secured	3,103	5,612
Unsecured	25,141	30,745
Total medium-term consumer loans	28,244	36,357
Total gross receivables	73,152	98,330
Unearned advance fees, net of deferred loan origination costs	(1,365)	(2,507)
Finance receivables before allowance for loan losses	71,787	95,823
Allowance for loan losses	(11,420)	(13,828)
Finance receivables, net	$60,367	$81,995

Finance receivables, net
Current portion	$59,309	$79,692
Non-current portion	1,058	2,303
Total finance receivables, net	$60,367	$81,995

Changes in the allowance for loan losses by product type for the three months ended March 31, 2020, are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	1/1/2020	Provision	Charge-Offs	Recoveries	3/31/2020	3/31/2020	of receivables
Short-term consumer loans	$2,654	$8,068	$(17,366)	$8,790	$2,146	$44,908	4.78%
Medium-term consumer loans	11,174	5,556	(8,083)	627	9,274	28,244	32.84%
	$13,828	$13,624	$(25,449)	$9,417	$11,420	$73,152	15.61%

The provision for loan losses for the three months ended March 31, 2020, also includes losses from returned items from check cashing of $1,320.

The Company evaluates all short-term and medium-term consumer loans collectively for impairment, except for individually evaluating certain unsecured medium-term loans that have been modified and classified as troubled debt restructurings. In certain markets, the Company reduced interest rates and favorably changed payment terms for certain unsecured medium-term consumer loans to assist borrowers in avoiding default and to mitigate risk of loss. The provision and subsequent charge off related to these loans totaled $11 and is included in the provision for medium-term consumer loans for the three months ended March 31, 2020. For these loans evaluated for impairment, there were $22 of payment defaults during the three months ended March 31, 2020. The troubled debt restructurings during the three months ended March 31, 2020, are subject to an allowance of $2 with a net carrying value of $4 at March 31, 2020.

Changes in the allowance for loan losses by product type for the three months ended March 31, 2019, are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	1/1/2019	Provision	Charge-Offs	Recoveries	3/31/2019	3/31/2019	of receivables
Short-term consumer loans	$2,018	$7,572	$(16,402)	$9,127	$2,315	$51,283	4.51%
Medium-term consumer loans	1,456	6,933	(5,633)	968	3,724	28,872	12.90%
	$3,474	$14,505	$(22,035)	$10,095	$6,039	$80,155	7.53%

The provision for loan losses for the three months ended March 31, 2019, also includes losses from returned items from check cashing of $1,023.

The provision and subsequent charge off related to troubled debt restructurings totaled $10 and is included in the provision for medium-term consumer loans for the three months ended March 31, 2019. For these loans evaluated for impairment, there were $23 of payment defaults during the three months ended March 31, 2019. The troubled debt restructurings during the three months ended March 31, 2019, are subject to an allowance of $3 with a net carrying value of $6 at March 31, 2019.

The Company has subsidiaries that facilitate third-party lender loans under the CSO model. Changes in the accrual for third-party lender losses for the three months ended March 31, 2020, and 2019, were as follows:

	Three Months Ended March 31,
	2020	2019

Short-term balance, beginning of period	$1,304	$4,454
Provision for loan losses	2,124	2,857
Charge-offs, net	(2,617)	(4,410)
Short-term balance, end of period	$811	$2,901

Medium-term balance, beginning of period	$1,266	$59
Provision for loan losses	(148)	2,901
Charge-offs, net	(260)	(7)
Medium-term balance, end of period	$858	$2,953

Total balance, beginning of period	$2,570	$4,513
Provision for loan losses	1,976	5,758
Charge-offs, net	(2,877)	(4,417)
Total balance, end of period	$1,669	$5,854

A subsidiary of the Company offers a CSO product in Texas, and another subsidiary offered a CSO product in Ohio until April 2019, to assist consumers in obtaining credit with unaffiliated third-party lenders. Ohio House Bill 123 (“HB123”) prohibits CSO transactions in Ohio on or after April 28, 2019, at which time, the Ohio CSO product was no longer offered. Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $5,839 and $12,096 at March 31, 2020, and December 31, 2019, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement. The total gross finance receivables for the Ohio CSO product consist of $2,585 and $7,143 in medium-term loans at March 31, 2020, and December 31, 2019, respectively. The total gross finance receivables for the Texas CSO product consist of $3,254 and $4,953 in short-term loans at March 31, 2020 and December 31, 2019, respectively.

For the Ohio CSO Program, the Company was required to purchase $80 and $9,898 of short-term loans and $616 and $63 of medium-term loans during the three months ended March 31, 2020, and 2019, respectively. As these loans were in default when purchased, they met the Company’s policy and were fully charged-off at acquisition. The

Company recognized recoveries of $38 and $6,936 of short-term and $368 and $58 of medium-term collections on these loans during the three months ended March 31, 2020, and 2019, respectively.

For the Texas CSO Program, the Company was required to purchase $4,473 and $2,547 of short-term loans during the three months ended March 31, 2020 and 2019, respectively. As these loans were in default when purchased, they met the Company’s policy and were fully charged-off at acquisition. The Company recognized recoveries of $2,107 and $1,205 of short-term collections on these loans during the three months ended March 31, 2020, and 2019, respectively.

Additionally, certain subsidiaries of ours entered into a debt buying agreement with other third parties whereby the subsidiaries will purchase certain delinquent loans. Total gross finance receivables for which the Company recorded a debt buyer liability were $26,667 and $28,444 and the amount reserved for the debt buyer liability was $3,408 and $3,474 as of March 31, 2020 and December 31, 2019, respectively. The purchase price for any delinquent loan is equal to an agreed upon percentage of the unpaid principal balance and accrued interest and fees. The Company records these at fair value and the difference between the purchase price and expected recoverability is charged through the provision for loan losses. The Company has determined the fair value at repurchase based on a historical review of collections on defaulted or delinquent loans. The Company will sell to a third-party or will charge-off the remaining balance after a certain time period of collections activity.

Under the debt buying agreement, the Company’s subsidiary purchased $4,116 of loans and recognized recoveries of $1,241 of collections on these loans during the three months ended March 31, 2020.

Changes in the accrual for the debt buyer liability for the three months ended March 31, 2020, were as follows:

Three Months
Ended
March 31,
2020
Balance, beginning of period	$3,474
Provision for loan losses	2,809
Charge-offs, net	(2,875)
Balance, end of period	$3,408

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

The aging of receivables at March 31, 2020, and December 31, 2019, were as follows:

	March 31, 2020		December 31, 2019
Current finance receivables	$63,751	87.1%	$86,935	88.4%
Past due finance receivables (1 - 30 days)
Secured short-term consumer loans	1,229	1.7%	1,513	1.5%
Unsecured short-term consumer loans	1,070	1.5%	1,132	1.2%
Short-term consumer loans	2,299	3.2%	2,645	2.7%
Secured medium-term consumer loans	812	1.1%	1,321	1.3%
Unsecured medium-term consumer loans	3,307	4.5%	4,241	4.3%
Medium-term consumer loans	4,119	5.6%	5,562	5.7%
Total past due finance receivables (1 - 30 days)	6,418	8.8%	8,207	8.4%
Past due finance receivables (31 - 60 days)
Secured medium-term consumer loans	331	0.5%	461	0.5%
Unsecured medium-term consumer loans	2,120	2.9%	2,373	2.4%
Medium-term consumer loans	2,451	3.4%	2,834	2.9%
Total past due finance receivables (31 - 60 days)	2,451	3.4%	2,834	2.9%
Past due finance receivables (61 - 90 days)
Secured medium-term consumer loans	12	0.0%	10	-%
Unsecured medium-term consumer loans	520	0.7%	344	0.3%
Medium-term consumer loans	532	0.7%	354	0.3%
Total past due finance receivables (61 - 90 days)	532	0.7%	354	0.4%
Total delinquent	9,401	12.9%	11,395	11.6%
	$73,152	100.0%	$98,330	100.0%
Finance receivables in non-accrual status	$1,614	2.2%	$1,560	1.6%

Note 3. Related Party Transactions and Balances

There were no new significant related party transactions, or material changes to existing related party transactions, during the three months ended March  31, 2020.

Note 4. Goodwill and Other Intangible Assets

The following table summarizes goodwill and other intangible assets as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Goodwill	$—	$11,288

Other intangible assets, net:
Trade names	$2,513	$2,624
Favorable lease	23	26
	$2,536	$2,650

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

Due to the macroeconomic effects of the COVID-19 pandemic,  the Company conducted a test for impairment of goodwill for the Retail segment as of March 31, 2020 and recorded an impairment of $11,288.  The methodology for determining the fair value was a combination of quoted market prices, prices of comparable businesses, discounted cash flows and other valuation techniques. For the discounted cash flow model, the most significant inputs were revenue and EBITDA projections, expected changes in working capital, and capital expenditure needs. The discount rate used in the model was approximately 17.0%. The Company’s goodwill was fully impaired as of March 31, 2020.

The carrying amounts of goodwill by reportable segment at March 31, 2020 were as follows:

	Retail	Internet
	Financial Services	Financial Services	Total
Goodwill	$11,288	$—	$11,288
Accumulated impairment losses	(11,288)	—	(11,288)
	$—	$—	$—

Intangible amortization expense was $110 for the three months ended March 31, 2020 and 2019. There were no significant changes to other intangible assets during the three months ended March 31, 2020. Intangible assets were determined to be not impaired as of March 31, 2020.

Note 5. Pledged Assets and Debt

PIK notes payable at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020			December 31, 2019
	Principal	Discount	Fair Value	Principal	Discount	Principal
Senior PIK notes, 10.750% interest payable in-kind, due December 2023	$307,860	$271,190	$36,670	$307,860	$233,617	$74,243
	307,860	271,190	36,670	307,860	233,617	74,243
Less current maturities	—	—	—	—	—	—
Long-term portion	$307,860	$271,190	$36,670	$307,860	$233,617	$74,243

The Company elected to apply the fair value option to the PIK Notes because the notes were initially recognized at a significant discount, all subsequent interest will be paid-in kind rather than in cash, and management expects it to be likely that the notes will be converted to equity upon maturity. For these reasons, management believes reporting the PIK Notes at fair value provides better information to the users of the Company’s financial statements. The fair value option was not elected for the Company’s other debt obligations because they do not have the same characteristics as the PIK Notes.

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

	March 31,	December 31,
	2020	2019
Risk-free interest rate	0.33%	1.65%
Dividend yield	0.00%	0.00%
Expected volatility	43.00%	39.30%
Expected term (years)	3.70	3.95

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

The change in the fair value of the PIK Notes during the three months ended March 31, 2020 and 2019, of  ($37,573) and $14,645, respectively, has been recognized in other comprehensive income as the entire change in fair value is attributable to the instrument-specific credit risk of the PIK Notes. We measure the fair value of the PIK Notes on a quarterly basis using a similar methodology, unless there is a quoted market price that can be used instead.

Interest on the PIK Notes accrues at the rate of 10.750% per annum and is payable by increasing the principal amount of the PIK Notes. Interest is payable semiannually in arrears for the prior six-month period on June 15 and December 15 to the Holders of PIK Notes of record on the immediately preceding June 1 and December 1. Interest on the PIK Notes is accrued and recorded as accrued interest until June 15 and December 15, at which time the accrual is released and the additional principal amount is recorded. Accrued interest for the PIK Notes at March 31, 2020, and December 31, 2019, was $9,653 and $1,379, respectively, and is included as a current liability on the Consolidated Balance Sheet.

On December 12, 2018, the Revolving Credit Agreement (which is an intercompany obligation and eliminated upon consolidation) was simultaneously amended and restated. The Revolving Credit Agreement initially provided for borrowings of up to $42,000 and had a maturity date of June 15, 2023. All borrowings under the Revolving Credit Agreement are secured by substantially all of the assets of CCF OpCo, CCF Intermediate Holdings LLC, a Delaware limited liability company, the sole member of CCF OpCo and our wholly owned subsidiary and certain of CCF OpCo’s subsidiaries. The Revolving Credit Agreement is guaranteed by certain subsidiaries of CCF OpCo. We discuss this intercompany obligation because the intercompany obligation (and the collateral securing this intercompany obligation) has been given as security for the obligations under the Secured Notes.  Borrowings under the Revolving Credit Agreement bear interest at a rate of 9.00% per annum.  Those interest payments are used to fund the interest payments on the Secured Notes.

Secured notes payable at March 31, 2020, and December 31, 2019, consisted of the following:

	March 31, 2020			December 31, 2019
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$40,000 Secured note payable, 9.00%, collateralized by all Guarantor Company assets, due June 2023	$40,000	$—	$40,000	$40,000	$—	$40,000
	40,000	—	40,000	40,000	—	40,000
Less current maturities	—	—	—	—	—	—
Long-term portion	$40,000	$—	$40,000	$40,000	$—	$40,000

On December 12, 2018, CCF Issuer issued an aggregate principal amount of $42,000 in Secured Notes to previous holders of secured obligations. The Secured Notes bear interest at 9.00% per annum and mature on June 15, 2023. Pursuant to the indenture dated as of September 6. 2018, CCF Issuer and Community Choice Holdings each granted a pledge over all of their respective assets. CCF Issuer was also required to pledge its interests in the Revolving Credit Agreement and the security granted as collateral for the obligations under the Revolving Credit Agreement. The SPV Indenture also contains restrictive covenants that limit our subsidiaries’ ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock or the capital stock of our subsidiaries, make certain investments, enter into certain types of transactions with affiliates, create liens or merge with or into other companies.

On January 15, 2019, the Company repaid $2,000 of the outstanding borrowings under the Credit Agreement, and repurchased $2,000 of the Secured Notes and 7,143 Class B Common Units corresponding to the repurchased Secured Notes, with the payment allocated to the Secured Notes. The outstanding balances of the Credit Agreement and Secured Notes are $40,000 at March 31, 2020.

Subsidiary notes payable at March 31, 2020, and December 31, 2019, consisted of the following:

	March 31, 2020			December 31, 2019
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$73,000 Note, secured, 16.75%, collateralized by acquired loans, due April 2021	$73,000	$1,159	$71,841	$73,000	$367	$72,633
$1,425 Term note, secured, 4.75%, collateralized by financed asset, due November 2024	761	—	761	777	—	777
$1,165 Term note, secured, 4.50%, collateralized by financed asset, due May 2021	938	6	932	954	6	948
	74,699	1,165	73,534	74,731	373	74,358
Less current maturities	129	1	128	128	1	127
Long-term portion	$74,570	$1,164	$73,406	$74,603	$372	$74,231

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

The Ivy Credit Agreement was amended on March 18, 2019, to extend the maturity date to April 30, 2020, and establish an interest rate of 16.75% on the entire credit facility.  The Agreement was further amended on September 9, 2019, to increase the Company’s borrowings from $70,000 to $73,000. The Ivy Credit Agreement was amended on February 7, 2020, to extend the maturity date to April 30, 2021.

The $1,425 term note was amended on November 22, 2019, to extend the maturity date to November 22, 2024, and increased the interest rate to 4.75%.

Liquidity and Need for Additional Capital

As of April 24, 2020 (see Note 13 to the Company’s financial statements, included elsewhere in this report), the Company’s indebtedness includes $69,000 subject to the Ivy Credit Agreement that is due in the second quarter of 2021, and its expected cash position will not be sufficient to repay this indebtedness as it becomes due. Declining portfolio levels will have a negative impact on operating profits and liquidity and may impact our ability to meet the Ivy Credit Agreement and Revolving Credit Agreement covenants.

Management has hired advisors to assist with negotiations with the lenders to either amend or obtain waivers from those lenders.  Ivy and its affiliates have been a long-term partner to the Company, directly providing the Ivy Credit Agreement, and indirectly through involvement in the third-party lender programs. Management believes that they will be able to extend the Ivy Credit Agreement based upon the Company’s relationship with the lender and historical experience of past extensions.

While the Company believes that it will be successful in extending the maturity of the Ivy Credit Agreement and amending the Revolving Credit Agreement’ covenants, there is no assurance that the Company will be able to extend the maturity or otherwise refinance the Ivy Credit Agreement and amend the Ivy Credit Agreement and Revolving Credit Agreements’ covenants.

Any amendment to or refinancing of this indebtedness could result in an even higher interest rate and may require us to comply with more burdensome restrictive covenants, which may have a material adverse effect on our business, ability to meet our payment obligations, financial condition, and results of operations. If the Company is not able to achieve the plan as outlined herein, substantial doubt may exist regarding the Company’s ability to meet its obligations and continue as a going concern.

Note 6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2020, and December 31, 2019, consisted of the following:

	March 31,	December 31,
	2020	2019
Accounts payable	$5,789	$5,818
Accrued payroll and compensated absences	8,165	7,982
Wire transfers payable	1,547	1,244
Accrual for third-party losses	1,669	2,570
Debt buyer liability	3,408	3,474
Unearned CSO Fees	455	2,846
Bill payment service liability	1,064	897
Lease termination	328	467
Other	4,414	4,897
	$26,839	$30,195

Note 7. Operating and Capital Lease Commitments and Total Rental Expense

The Company leases its facilities under various non-cancelable agreements, which require various minimum annual rentals and may also require the payment of normal common area maintenance on the properties.

All of the Company’s 493 leases are operating leases with renewal options and are included in right-of-use assets – operating leases, current portion of operating lease obligation and noncurrent operating lease obligation on our consolidated balance sheets.  These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rates or implicit rates, when readily determinable. Short-term operating leases which have an initial term of 12 months or less are not recorded on the consolidated balance sheets.

	Three Months Ended
	March 31,
	2020	2019
Lease cost:
Operating lease cost	$4,469	$4,881
Short-term lease cost	1,518	1,047
Variable lease cost	294	16
Total lease cost	$6,281	$5,944

Other Information:
Payments included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,409	$4,819
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,191	$1,701
Weighted-average remaining lease term - operating leases	3.8 years	2.7 years
Weighted-average discount rate - operating leases	9.0%	9.0%

Future minimum lease payments for our operating leases as of March 31, 2020 were as follows:

Operating
Fiscal Years	Leases
Remaining 2020	$11,833
2021	12,142
2022	8,007
2023	4,760
2024	2,783
Thereafter	3,683
Total minimum lease payments	43,208
Less imputed interest	(6,576)
Present value of net minimum lease payments	36,632
Less current portion of operating lease obligation	(12,741)
Operating lease obligation	$23,891

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

The following table summarizes the allocation of the portfolio balance by state at March 31, 2020, and December 31, 2019:

	March 31, 2020		December 31, 2019
	Balance	Percentage of	Balance	Percentage of
State	Outstanding	Total Outstanding	Outstanding	Total Outstanding
Alabama	$9,762	13.3%	$12,079	12.3%
Arizona	9,700	13.3	11,807	12.0
California	15,863	21.7	26,454	26.9
Mississippi	6,893	9.4	8,747	8.9
Virginia	10,607	14.5	12,138	12.3
Other Retail segment states	15,509	21.2	21,119	21.5
Other Internet segment states	4,818	6.6	5,986	6.1
Total	$73,152	100.0%	$98,330	100.0%

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

A subsidiary of the Company previously offered a CSO product in Ohio until April 2019 and another subsidiary currently offers a CSO product in Texas to assist consumers in obtaining credit with unaffiliated third-party lenders. Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $5,839 and $12,096 at March 31, 2020, and December 31, 2019, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement. The total gross finance receivables for the Ohio CSO product consist of $2,585 and $7,143 in medium-term loans at March 31, 2020 and December 31, 2019, respectively. The total gross finance receivables for the Texas CSO product consist of $3,254 and $4,953 in short-term loans at March 31, 2020, and December 31, 2019, respectively.

Additionally, certain subsidiaries of ours entered into a debt buying agreement with other third parties whereby the subsidiaries will purchase certain delinquent loans. Total gross finance receivables for which the Company recorded a debt buyer liability were $26,667 and $28,444 as of March 31, 2020 and December 31, 2019, and the debt buyer liability was $3,408 and $3,474, respectively.

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

Note 10. Business Segments

The Company has elected to organize and report on its operations as two operating segments: Retail financial services and Internet financial services.

The following tables present summarized financial information for the Company’s segments:

	As of and for the three months ended March 31, 2020
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$178,753		$36,607			$215,360
Other Intangible Assets	2,497		39			2,536
Total Revenues	$66,007	100.0%	$9,972	100.0%		$75,979	100.0%
Provision for Loan Losses	14,968	22.7%	4,761	47.7%		19,729	26.0%
Depreciation and Amortization	4,580	6.9%	—	—%		4,580	6.0%
Other Operating Expenses	33,731	51.1%	1,196	12.0%		34,927	45.9%
Operating Gross Profit	12,728	19.3%	4,015	40.3%		16,743	22.1%
Interest Expense, net	8,655	13.1%	4,544	45.6%		13,199	17.4%
Depreciation and Amortization	925	1.4%	32	0.3%		957	1.3%
Goodwill Impairment	11,288	17.1%	—	—		11,288	14.9%
Other Corporate Expenses (a)	—	—	—	—	18,215	18,215	24.0%
Loss from Continuing Operations, before tax	(8,140)	(12.3)%	(561)	(5.6)%	(18,215)	(26,916)	(35.4)%

(a)	Represents expenses that are not allocated between reportable segments.

	As of and for the three months ended March 31, 2019
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$230,491		$37,075			$267,566
Goodwill	11,288		—			11,288
Other Intangible Assets	2,882		132			3,014
Total Revenues	$75,984	100.0%	$10,512	100.0%		$86,496	100.0%
Provision for Loan Losses	17,250	22.7%	4,036	38.4%		21,286	24.6%
Depreciation and Amortization	8,205	10.8%	—	—%		8,205	9.5%
Other Operating Expenses	32,021	42.1%	1,133	10.8%		33,154	38.3%
Operating Gross Profit	18,508	24.4%	5,343	50.8%		23,851	27.6%
Interest Expense, net	7,897	10.4%	3,489	33.2%		11,386	13.2%
Depreciation and Amortization	1,389	1.8%	92	0.9%		1,481	1.7%
Other Corporate Expenses (a)	—	—	—	—	17,099	17,099	19.8%
Income (loss) from Continuing Operations, before tax	9,222	12.1%	1,762	16.8%	(17,099)	(6,115)	(7.1)%

(a)Represents expenses that are not allocated between reportable segments.

Note 11. Income Taxes

The Company files a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by the individual states in which it operates. The effective tax rate for the three months ended March 31, 2020, is below the statutory rate due to the continued valuation allowance against its deferred tax assets. The Company had no liability recorded for unrecognized tax benefits at March 31, 2020, and December 31, 2019.

At March 31, 2020, the Company had gross deferred tax assets of $42,926 and a valuation allowance of $42,926. At December 31, 2019, the Company had gross deferred tax assets of $32,622, a net deferred tax liability of $16, and a valuation allowance of $32,606. The Company maintains a full valuation allowance against its deferred tax assets as it is more likely than not that the deferred tax assets will not be realized. In evaluating whether a valuation allowance is needed for the deferred tax assets, the Company considered the ability to carry net operating losses back to prior periods, reversing taxable temporary differences, and estimates of future taxable income. There have been no credits or net operating losses that have expired. The projections were evaluated in light of past operating results and considered the risks associated with generating future taxable income due to macroeconomic conditions in the markets in which the Company operates, regulatory developments and cost containment. The Company will continue to evaluate the need for a valuation allowance against deferred tax assets in future periods and will adjust the allowance as necessary if it determines that it is more likely than not that some or all of the deferred tax assets will be realized.

Note 12. Transactions with Variable Interest Entities

Certain subsidiaries of the Company have limited agency agreements with unaffiliated third-party lenders under the CSO program. The agreements govern the terms by which the Company refers customers to that lender, on a nonexclusive basis, for a possible extension of credit, processes loan applications, and commits to reimburse the lender for any loans or related fees that were not collected from such customers. As of March 31, 2020, and December 31, 2019, the outstanding amount of active consumer loans guaranteed by the Company, which represents the Company’s maximum exposure, was $5,839 and $12,096, respectively. The outstanding amount of consumer loans with unaffiliated third-party lenders consists of $3,254 and $4,953 in short-term and $2,585 and $7,143 in medium-term loans at March 31, 2020, and December 31, 2019, respectively. The accrual for third party lender losses related to these obligations totaled $1,669 and $2,570 as of March 31, 2020, and December 31, 2019, respectively. This obligation is recorded as a current liability on the Company’s consolidated balance sheet.

Additionally, certain subsidiaries of ours entered into a debt buying agreement with other third parties whereby the subsidiaries will purchase certain delinquent loans. Total gross finance receivables for which the Company recorded a debt buyer liability were $26,667 and $28,444 as of March 31, 2020 and December 31, 2019, respectively.  The debt buyer liability was $3,408 and $3,474 as of March 31, 2020 and December 31, 2019, respectively, and is recorded as a current liability on the consolidated balance sheet. The Company has determined that the lenders are Variable Interest Entities (“VIEs”) but that the Company is not the primary beneficiary of the VIEs. Therefore, the Company has not consolidated the lenders.

Note 13. Subsequent Event

The Ivy Credit Agreement was amended on April 24, 2020, resulting in the credit facility being paid down from $73,000 to $69,000. The amendment also cancelled an $8,000 mandatory repayment due on April 30, 2020, raised the cap on allowable dividends to be paid by CCFI Funding II, LLC to its parent to $7,000 per month, temporarily reduced collateral coverage requirements, increased the advance rate on eligible receivables, and temporarily suspended an adjusted EBITDA test until September 30, 2020, which test will be based on new covenant levels to be determined.

In Virginia, SB 421 was signed into law by the Governor on April 22, 2020, with an effective date of January 1, 2021.  This legislation will have a substantial impact on our open-end lending in Virginia, as lenders and borrowers will no longer be free to set interest rates.  Rather the interest on open-end credit would be capped at 36%.  This may have a substantial impact on our Virginia operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations. Unless the context indicates otherwise, references to ‘‘we,’’ ‘‘our,’’ ‘‘us,’’ and the ‘‘Company’’ refer to CCF Holdings LLC, a Delaware limited liability company, and its consolidated subsidiaries. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements.

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

Forward-looking statements that we make herein and in other reports and releases are not guarantees of future performance and actual results may differ materially from those discussed in such forward-looking statements as a result of various factors, including, but not limited to, the ongoing impact of the economic and credit crisis, leveling demand for our products, our inability to successfully execute strategic initiatives, our ability to recognize the expected benefits from recently undertaken strategic initiatives, including those described under “Factors Affecting Our Results of Operations— Strategic Initiatives,” integration of acquired businesses, competitive pressures, economic pressures on our customers and us, regulatory and legislative changes, the impact of legislation, the risks discussed under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and other factors discussed from time to time. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update forward-looking statements whether as a result of new information, future events or otherwise.

Readers are advised, however, to consult any further disclosures we make on related subjects in our public announcements, releases, and reports.

Overview

We are a leading provider of alternative financial services to unbanked and under-banked consumers. We were formed in 2018 and continued, without interruption, the business and operations of Community Choice Financial Inc. We provide our customers a variety of financial products and services, including short-term and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of our customers. Through our retail focused business model, we provide our customers immediate access to high quality financial services at competitive rates through the channel most convenient for them. As of March  31, 2020, we operated 474 retail locations across 12 states and were licensed to deliver similar financial services over the internet in 28 states.

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

Factors Affecting Our Results of Operations

Retail Platform

The chart below sets forth certain information regarding our retail presence and number of states served via the internet as of and for the year ended December 31, 2019, and the three months ended March  31, 2020.

	Year Ended	Three Months
	December 31,	Ended March 31,
	2019	2020
# of Locations
Beginning of Period	471	484
Opened	23	—
Closed	10	10
End of Period	484	474

Number of states licensed for our internet operations	28	28

The following table provides the geographic composition of our physical locations as of December 31, 2019, and March  31, 2020:

	December 31,	March 31,
	2019	2020
Alabama	39	39
Arizona	26	25
California	148	140
Florida	14	14
Indiana	21	21
Kentucky	15	15
Michigan	13	13
Mississippi	48	48
Ohio	111	110
Oregon	2	2
Tennessee	21	21
Virginia	26	26
	484	474

In addition, the Company is licensed to provide internet financial services in the following states: Alabama, Alaska, California, Delaware, Florida, Hawaii, Idaho, Indiana, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, and Wyoming.

Changes in Legislation & Regulation

On October 5, 2017, the Consumer Financial Protection Bureau (“CFPB”) released its final Payday, Vehicle Title and Certain High-Cost Installment Loan Rules (“CFPB Rule”). The CFPB Rule is being challenged in a lawsuit filed by the Community Financial Services Association (“CFSA”) of America and Consumer Service Alliance of Texas

on April 9, 2018, filed in the U.S. District Court for the Western District of Texas, Austin division, which we refer to as the CFSA Litigation. The CFPB Rule was published in the Federal Register on November 17, 2017, and but for the CFPB’s February 6, 2019, proposal to rescind a portion of those  rules and a stay of the effective date of the CFPB Rules entered in the CFSA Litigation, the CFPB Rule would have become fully effective in August 2019. Further, it is possible that some or all of the CFPB Rule will be subject to legal challenge by other trade groups or other private parties. On September 17, 2019, the CFPB filed a brief with the United States Supreme Court in Seila Law LLC v. CFPB, 923 F.3d 680 (9th Cir. 2019) (petition for cert. filed June 28, 2019). In its brief, the CFPB argued that its structure is unconstitutional and urged the Supreme Court to grant certiorari.  If the Supreme Court declares the CFPB’s structure is unconstitutional, it is unclear what the effect would be on the CFPB Rule.

The portion of the CFPB Rule that the February 6, 2019, proposal seeks to rescind involves the ability-to-repay (“ATR”) requirements for “covered short-term loans” and “covered longer-term balloon-payment loans,” as well as payment limitations on these loans and “covered longer-term loans.” Covered short-term loans are consumer loans with a term of 45 days or less. Covered longer-term balloon payment loans include consumer loans with a term of more than 45 days where (i) the loan is payable in a single payment, (ii) any payment is more than twice any other payment, or (iii) the loan is a multiple advance loan that may not fully amortize by a specified date and the final payment could be more than twice the amount of other minimum payments. Covered longer-term loans are consumer loans with a term of more than 45 days where (i) the total cost of credit exceeds an annual rate of 36%, and (ii) the lender obtains a form of “leveraged payment mechanism” giving the lender a right to initiate transfers from the consumer’s account. Post-dated checks, authorizations to initiate automated clearing house (“ACH”) payments and authorizations to initiate prepaid or debit card payments are all leveraged payment mechanisms under the CFPB Rule.

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

A  “principal-payoff option,” under which the lender may make up to three sequential loans, or so-called Section 1041.6 Loans, without engaging in an ATR analysis. The first Section 1041.6 Loan in any sequence of Section 1041.6 Loans without a 30-day cooling off period between loans is limited to $500, the second is limited to a principal amount that is at least one-third smaller than the principal amount of the first, and the third is limited to a principal amount that is at least two-thirds smaller than the principal amount of the first. A lender may not use this option if (i) the consumer had in the past 30 days an outstanding covered short-term loan or an outstanding longer-term balloon payment loan that is not a Section 1041.6 Loan, or (ii) the new Section 1041.6 Loan would result in the consumer having more than six covered short-term loans (including Section 1041.6 Loans) during a consecutive 12-month period or being in debt for more than 90 days on such loans during a consecutive 12-month period. For Section 1041.6 Loans, the lender cannot take vehicle security or structure the loan as open-end credit.

The portion of the CFPB Rule addressing the “penalty fee prevention” provision, would have become effective but for the stay entered in the CFSA Litigation on August 19, 2019. Under these provisions:

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

Prior to January 1, 2020, the California Financing Law capped rates on loans under $2,500 but imposed no limit on loans with a principal balance of $2,500 or higher. AB 539, effective January 1, 2020, imposed a rate cap on loans above $2,500, and imposed additional requirements on lenders making loans above $2,500. On February 21, 2020, AB 3010 was introduced in the California Assembly. This bill, if passed and signed into law, would have a substantial impact on the payday lending business in California. If it becomes effective, starting July 1, 2021, deferred presentment transaction borrowers would be limited to four loans during any 365-day period, and deferred presentment transaction providers would be required to check database eligibility before making a deferred presentment transaction. This may have a substantial impact on our payday lending business in California.

In Virginia, SB 421 was signed into law by the Governor on April 22, 2020, with an effective date of January 1, 2021. This legislation will have a substantial impact on our open-end lending in Virginia, as lenders and borrowers will no longer be free to set interest rates. Rather, the interest on open-end credit would be capped at 36%. This may have a substantial impact on our Virginia operations.

Product Characteristics and Mix

As the Company expands its product offerings to meet customers’ needs, the characteristics of the Company’s overall loan portfolio shift to reflect the terms of these new products. Our various lending products have different terms to adapt to the changing markets and regulations. In some instances, certain products offered by third-party lenders throughout the Company’s retail locations may enhance fees from check cashing, bill pay services, and other similar money service business offerings provided to the customer.

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

COVID-19 Pandemic

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a "Public Health Emergency of International Concern" and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographic areas in which the Company operates. In response to COVID-19, the Company has the majority of its corporate employees working remotely and has restricted operating hours at certain retail locations in order to ensure the safety or our employees and customers.

It is unknown how long the adverse conditions associated with the COVID-19 Pandemic will last and what the complete financial effect will be to the Company. As of March 31, 2020, the Company had not yet experienced a significant decline in the demand for its products and services.  However, through the date of filing, demand for loan products has been negatively impacted by the Covid-19 Pandemic and portfolio levels have declined as a result. Declining portfolio levels will have a negative impact on operating profits and liquidity and may impact our ability to meet all debt financing and covenant obligations. The Company did update is five-year operating plan to reflect the likely significant adverse macroeconomic effects COVID-19 will have on the Company’s principal markets and customers, resulting in a large decrease in the fair value of its senior PIK notes and a full impairment of goodwill as of March 31, 2020. Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including the allowance for loan losses and valuation allowances on deferred tax assets. Further, the Company’s liquidity and access to capital, including its ability to refinance or otherwise extend the maturity of the Ivy Credit Agreement, or comply with the covenant requirements of the Ivy Credit Agreement and Revolving Credit Agreement, could be materially adversely impacted by the pandemic, which could result in a default and related acceleration of our obligations under these agreements.

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

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term products typically range in size from $100 to $1,000, with a maturity between fourteen and thirty days, and an agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. Statutes vary from state-to-state permitting charging fees of 5% to 27%, to charging interest up to 25% per month. The customers repay the cash advances by making cash payments or allowing the check or preauthorized debit to be presented. Secured short-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represented 14.2% and 16.8% of short-term consumer loans at December 31, 2019, and March  31, 2020, respectively.

Medium-term consumer loans can be unsecured or secured with a maturity of three months up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000. These consumer loans vary in structure depending upon the regulatory environment where they are offered. The consumer loans are due in installments or provide for a line of credit with periodic monthly payments. Secured medium-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represented 15.4%  and 11.0% of medium-term consumer loans at December 31, 2019, and March  31, 2020, respectively.

Total finance receivables, net of unearned advance fees and allowance for loan losses on the consolidated balance sheet as of December 31, 2019, and March 31, 2020,  were $82.0 million and $60.4 million, respectively. The allowance for loan losses as of December 31, 2019, and March  31, 2020,  were $13.8 million and $11.4 million, respectively. At December 31, 2019, and March  31, 2020, the allowance for loan losses was 14.4%  and 15.9%, respectively, of total finance receivables, net of unearned advance fees.

Finance receivables, net as of December 31, 2019, and March 31, 2020, are as follows (in thousands):

	December 31,	March 31,
	2019	2020
Finance Receivables, net of unearned advance fees	$95,823	$71,787
Less: Allowance for loan losses	13,828	11,420
Finance Receivables, Net	$81,995	$60,367

The total changes to the allowance for loan losses for the three months ended March  31, 2019 and 2020, were as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2020
Allowance for loan losses
Beginning of Period	$3,474	$13,828
Provisions for loan losses	14,505	13,624
Charge-offs, net	(11,940)	(16,032)
End of Period	$6,039	$11,420
Allowance as a percentage of finance receivables, net of unearned advance fees	17.1%	15.9%

The provision for loan losses for the three months ended March  31, 2019 and 2020, includes losses from returned items from check cashing of $1.0 million and $1.3 million, respectively, and third-party lender losses of $5.8 million and $2.0 million, respectively. The provision for loan losses for the three months ended March  31, 2020, included debt buyer liability costs of $2.8 million.

A subsidiary of the Company guarantees loans with third-party lenders under the CSO model. As of December 31, 2019, and March  31, 2020, the outstanding amount of active consumer loans were $12.1 million and $5.8 million, respectively, consisting of $5.0 million and $3.2 million in short-term, and $7.1 million and $2.6 million in medium-term loans, respectively. We accrue for these obligations through management’s estimation of anticipated purchases based on expected losses in the third-party lender’s portfolio. This obligation is recorded as a current liability on our balance sheet and was $2.6 million and $1.7 million as of December 31, 2019, and March  31, 2020, respectively. A subsidiary of the Company has also entered into certain debt buying arrangements to leverage our expertise in collecting delinquent loans. Total gross receivables for which the Company recorded a debt buyer liability were $28.4 million and $26.7 million, and the Company reserved $3.5 million and $3.4 million,  for this debt buying liability as of December 31, 2019 and March 31, 2020, respectively.

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

Due to the macroeconomic effects of the COVID-19 pandemic, the Company conducted a test for impairment of goodwill as of March 31, 2020 for the Retail financial services reporting unit and concluded that our Retail financial services reporting unit has an impairment of $11.3 million.  The Company’s goodwill is fully impaired as of March 31, 2020. Intangible assets were determined to be not impaired as of March 31, 2020.

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

As of March 31, 2020, the Company had a valuation allowance on its deferred tax assets as it was more likely than not that approximately $42.9 million of net deferred tax assets would not be realized in the foreseeable future. Based on a  pre-tax loss of $26.9 million for the three months ended March  31, 2020, and the projected reversal of temporary items, the Company continues to maintain a full valuation allowance against its deferred tax assets.

Results of Operations

Three Months Ended March  31, 2020, compared to the Three Months Ended March  31, 2019

The following table sets forth key operating data for the three months ended March  31, 2020, and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2019	2020	Increase (Decrease)		2019	2020
					(Percent of Revenue)

Total Revenues	$86,496	$75,979	$(10,517)	(12.2%)	100.0%	100.0%
Operating Expenses
Salaries and benefits	16,846	16,863	17	0.1%	19.5%	22.2%
Provision for losses	21,286	19,729	(1,557)	(7.3%)	24.6%	26.0%
Occupancy	8,538	8,776	238	2.8%	9.9%	11.6%
Advertising and marketing	777	810	33	4.2%	0.9%	1.1%
Depreciation and amortization	8,205	4,580	(3,625)	(44.2%)	9.5%	6.0%
Other operating expenses	6,993	8,478	1,485	21.2%	8.1%	11.2%
Total Operating Expenses	62,645	59,236	(3,409)	(5.4%)	72.4%	78.1%
Income from Operations	23,851	16,743	(7,108)	(29.8%)	27.6%	21.9%
Corporate and other expenses
Corporate expenses	17,099	18,215	1,116	6.5%	19.8%	24.0%
Depreciation and amortization	1,481	957	(524)	(35.4%)	1.7%	1.3%
Interest expense, net	11,386	13,199	1,813	15.9%	13.2%	17.4%
Goodwill impairment	—	11,288	11,288	100.0%	—	14.9%
Income tax expense	13	58	45	0.0%	—	0.1%
Total corporate and other expenses	29,979	43,717	13,738	45.8%	34.6%	57.7%
Net loss	$(6,128)	$(26,974)	$(20,846)	(340.2%)	(7.0%)	(35.8%)

Operating Metrics

The following tables set forth key loan and check cashing operating data as of and for the three months ended March  31, 2020, and 2019:

	Three Months Ended
	March 31,
	2019	2020
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$247,466	$237,971
Number of loan transactions (in thousands)	682	627
Average new loan size	$363	$379
Average fee per new loan	$48.25	$49.92
Loan loss provision	$7,572	$8,068
Loan loss provision as a percentage of loan volume	3.1%	3.4%
Secured loans as percentage of total at March 31st	13.4%	16.8%
Medium-term Loan Operating Data (unaudited):
Balance outstanding (in thousands)	$35,777	$28,244
Number of loans outstanding	38,674	33,779
Average balance outstanding	$925	$836
Weighted average monthly percentage rate	18.2%	18.5%
Allowance as a percentage of finance receivables	29.7%	32.8%
Loan loss provision	$6,933	$5,556
Secured loans as percentage of total at March 31st	14.6%	11.0%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$435,387	$431,328
Number of checks cashed (in thousands)	685	642
Face amount of average check	$637	$671
Average fee per check	$18.28	$23.65
Returned check expense	$1,023	$1,320
Returned check expense as a percent of face amount of checks cashed	0.2%	0.3%

Revenue

	Three Months Ended March 31,
(dollars in thousands)	2019	2020	Increase (Decrease)		2019	2020
					(Percent of Revenue)
Short-term Consumer Loan Fees and Interest	$32,889	$31,312	$(1,577)	(4.8%)	38.0%	41.2%
Medium-term Consumer Loan Fees and Interest	15,940	13,203	(2,737)	(17.2%)	18.4%	17.4%
Credit Service Fees	18,106	5,636	(12,470)	(68.9%)	20.9%	7.4%
Check Cashing Fees	12,520	15,189	2,669	21.3%	14.5%	20.0%
Prepaid Debit Card Services	3,215	2,493	(722)	(22.5%)	3.8%	3.3%
Other Income	3,826	8,146	4,320	112.9%	4.4%	10.7%
Total Revenue	$86,496	$75,979	$(10,517)	(12.2%)	100.0%	100.0%

Total revenue for the three months ended March 31, 2020,  decreased $10.5 million, or 12.2%, as compared to the same period in the prior year.   The decrease is primarily the result of decreased credit service fees and medium-term consumer loan fees partially offset by increases in check cashing fees and other income.

Revenue from short-term consumer loan fees and interest for the three months ended March  31, 2020, decreased $1.6 million, or 4.8%, as compared to the same period in the prior year, primarily due to the contraction of the short-term portfolios in the Retail segment.

Revenue from medium-term consumer loans for the three months ended March 31, 2020,  decreased $2.7 million, or 17.2%, as compared to the same period in the prior year, primarily due to a regulatory change preventing the medium-term product from being offered in a certain market.

Revenue from CSO fees for the three months ended March  31, 2020, decreased $12.5 million, or 68.9%, compared to the same period in the prior year, primarily related to the CSO product no longer being offered in our Retail segment.

Revenue from check cashing fees for the three months ended March 31, 2020, increased $2.7 million, or 21.3%, compared to the same period in the prior year, primarily as the result of an increase in the average fee per check.

Other income for the three months ended March 31, 2020, increased $4.3 million, or 112.9%, compared to the same period in the prior year, primarily as the results of commissions earned for bill pay services in certain markets.

Operating Expenses

	Three Months Ended March 31,
(dollars in thousands)	2019	2020	Increase (Decrease)		2019	2020
					(Percent of Revenue)

Salaries	$16,846	$16,863	$17	0.1%	19.5%	22.2%
Provision for Loan Losses	21,286	19,729	(1,557)	(7.3%)	24.6%	26.0%
Occupancy	8,538	8,776	238	2.8%	9.9%	11.6%
Depreciation & Amortization	8,205	4,580	(3,625)	(44.2%)	9.5%	6.0%
Advertising & Marketing	777	810	33	4.2%	0.9%	1.1%
Bank Charges	2,029	2,177	148	7.3%	2.3%	2.9%
Store Supplies	402	319	(83)	(20.6%)	0.5%	0.4%
Collection Expenses	326	386	60	18.4%	0.4%	0.5%
Telecommunications	1,366	1,490	124	9.1%	1.6%	2.0%
Security	555	466	(89)	(16.0%)	0.6%	0.6%
License & Other Taxes	305	361	56	18.4%	0.4%	0.5%
Loss on Asset Disposal	—	199	199	100.0%	0.0%	0.3%
Verification Processes	669	697	28	4.2%	0.8%	0.9%
Other Operating Expenses	1,341	2,383	1,042	77.7%	1.4%	3.1%
Total Operating Expenses	62,645	59,236	(3,409)	(5.4%)	72.4%	78.1%
Income from Operations	$23,851	$16,743	$(7,108)	(29.8%)	27.6%	21.9%

Total operating expenses, net of depreciation, for the three months ended March 31, 2020,  were consistent with the same period in the prior year, primarily due to the decrease in provision for loan losses being offset by increases in most operating expense categories.

The provision for loan losses decreased by $1.6 million, or 7.3%, for the three months ended March 31, 2020, as compared to the same period in the prior year, primarily as the result of decreases in the provision for medium-term  consumer loans and CSO loans, partially offset by recording a liability for purchasing defaulted third-party lender loans.

Depreciation decreased by $3.6 million, or 44.2%, for the three months ended March 31, 2020, as compared to the prior period, primarily as a result of a large portion of property, leasehold improvements, and equipment becoming fully depreciated during the year ended December 31, 2019.

Other operating expenses increased by $1.0 million, or 77.7%, for the three months ended March 31, 2020, as compared to the prior period, primarily as a result of an increase in other professional services and operating expenses.

Corporate and Other Expenses

	Three Months Ended March 31,
(dollars in thousands)	2019	2020	Increase (Decrease)		2019	2020
					(Percent of Revenue)
Corporate Expenses	$17,099	$18,215	$1,116	6.5%	19.7%	24.0%
Depreciation & Amortization	1,481	957	(524)	(35.4%)	1.7%	1.3%
Interest expense, net	11,386	13,199	1,813	15.9%	13.2%	17.4%
Goodwill Impairment	—	11,288	11,288	100.0%	—	14.9%
Income tax expense	13	58	45	(100.0%)	—	0.1%
Total Corporate and Other Expenses	$29,979	$43,717	$13,738	45.8%	34.6%	57.7%

Total corporate and other expenses increased by $13.7 million, or 45.8%, for the three months ended March 31, 2020, as compared to the same period in the prior year, primarily as the result of the goodwill impairment and increase in interest expense.

Interest expense increased by $1.8 million, or 15.9%, for the three months ended March 31, 2020, as compared to the prior year’s period. The increase is primarily due to increases in the principal amount of a subsidiary note and the senior PIK notes.

The $11.3 million goodwill impairment for the current period was recorded when the Company determined that the Retail segment was fully impaired after testing goodwill for impairment based on the triggering event from the macroeconomic effects of the COVID-19 pandemic.

Business Segment Results of Operations for the Three Months Ended March 31 2020, and March 31, 2019

The following tables present summarized financial information for our segments:

	As of and for the three months ended March 31, 2020
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$178,753		$36,607			$215,360
Other Intangible Assets	2,497		39			2,536
Total Revenues	$66,007	100.0%	$9,972	100.0%		$75,979	100.0%
Provision for Loan Losses	14,968	22.7%	4,761	47.7%		19,729	26.0%
Depreciation and Amortization	4,580	6.9%	—	—%		4,580	6.0%
Other Operating Expenses	33,731	51.1%	1,196	12.0%		34,927	45.9%
Operating Gross Profit	12,728	19.3%	4,015	40.3%		16,743	22.1%
Interest Expense, net	8,655	13.1%	4,544	45.6%		13,199	17.4%
Depreciation and Amortization	925	1.4%	32	0.3%		957	1.3%
Goodwill Impairment	11,288	17.1%	—	—		11,288	14.9%
Other Corporate Expenses (a)	—	—	—	—	18,215	18,215	24.0%
Loss from Continuing Operations, before tax	(8,140)	(12.3)%	(561)	(5.6)%	(18,215)	(26,916)	(35.4)%

(a)	Represents expenses that are not allocated between reportable segments.

	As of and for the three months ended March 31, 2019
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$230,491		$37,075			$267,566
Goodwill	11,288		—			11,288
Other Intangible Assets	2,882		132			3,014
Total Revenues	$75,984	100.0%	$10,512	100.0%		$86,496	100.0%
Provision for Loan Losses	17,250	22.7%	4,036	38.4%		21,286	24.6%
Depreciation and Amortization	8,205	10.8%	—	—%		8,205	9.5%
Other Operating Expenses	32,021	42.1%	1,133	10.8%		33,154	38.3%
Operating Gross Profit	18,508	24.4%	5,343	50.8%		23,851	27.6%
Interest Expense, net	7,897	10.4%	3,489	33.2%		11,386	13.2%
Depreciation and Amortization	1,389	1.8%	92	0.9%		1,481	1.7%
Other Corporate Expenses (a)	—	—	—	—	17,099	17,099	19.8%
Income (loss) from Continuing Operations, before tax	9,222	12.1%	1,762	16.8%	(17,099)	(6,115)	(7.1)%

(a)	Represents expenses that are not allocated between reportable segments.

Retail Financial Services

Retail financial services represented 86.9%, or $66.0 million, of consolidated revenues for the three months ended March 31, 2020, which was a decrease of $10.0 million, or 13.1%, over the prior period, primarily as a result of a decrease in credit services fees. However, revenue from check cashing, and other income for the Retail segment increased by $2.7 million and $4.3 million, respectively, for the three months ended March 31, 2020, compared to the prior year period.

Internet Financial Services

For the three months ended March 31, 2020, total revenues contributed by our Internet financial services segment were $10.0 million, a decrease of $0.5 million, or 5.1%, over the prior year comparable period, primarily as a result of stricter underwriting criteria and regulatory changes in a certain market.

Three Month Cash Flow Analysis

The table below summarizes our cash flows for the three months ended March 31, 2020, and 2019.

	Three Months Ending March 31,
(in thousands)	2019	2020
Net Cash Provided by Operating Activities	$31,133	$11,453
Net Cash Used in Investing Activities	(10,343)	(178)
Net Cash Used in Financing Activities	(3,101)	(1,350)
Net Increase in Cash and Cash Equivalents and Restricted Cash	$17,689	$9,925

Cash Flows from Operating Activities.    Net cash provided by operating activities for the three months ended March 31, 2020 and 2019, were $11.5 million and $31.3 million, respectively. Net income, net of the non-cash impact of the provision for loan losses,  goodwill impairment, depreciation, and interest on PIK notes was $17.8 million and $32.1 million for the three months ended March  31, 2020 and 2019,  respectively.

Cash Flows from Investing Activities.  The $10.2 million decrease in net cash used in investing activities for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, is primarily due to $9.6 million less in loan originations.

Cash Flows from Financing Activities.  The $1.8 million decrease in net cash used in financing activities for the three months ended March  31, 2020, as compared to the three months ended March 31, 2019, is primarily due to the repurchase of secured notes in the prior year.

Capital Expenditures

During the three months ended March  31, 2019 and 2020, the Company spent $1.3 million and $2.1 million, respectively, on capital expenditures primarily for maintenance on certain retail locations.

Liquidity and Need for Additional Capital

As of April 24, 2020 (see Note 13 to the Company’s financial statements, included elsewhere in this report), the Company’s indebtedness includes $69,000 subject to the Ivy Credit Agreement that is due in the second quarter of 2021, and its expected cash position will not be sufficient to repay this indebtedness as it becomes due. Declining portfolio levels will have a negative impact on operating profits and liquidity and may impact our ability to meet the Ivy Credit Agreement and Revolving Credit Agreement covenants.

Management has hired advisors to assist with negotiations with the lenders to either amend or obtain waivers from those lenders.  Ivy and its affiliates have been a long-term partner to the Company, directly providing the Ivy Credit Agreement, and indirectly through involvement in the third-party lender programs. Management believes that they will be able to extend the Ivy Credit Agreement based upon the Company’s relationship with the lender and historical experience of past extensions.

While the Company believes that it will be successful in extending the maturity of the Ivy Credit Agreement and amending the Revolving Credit Agreement’ covenants, there is no assurance that the Company will be able to extend the maturity or otherwise refinance the Ivy Credit Agreement and amend the Ivy Credit Agreement and Revolving Credit Agreements’ covenants.

Any amendment to or refinancing of this indebtedness could result in an even higher interest rate and may require us to comply with more burdensome restrictive covenants, which may have a material adverse effect on our business, ability to meet our payment obligations, financial condition, and results of operations. If the Company is not able to achieve the plan as outlined herein, substantial doubt may exist regarding the Company’s ability to meet its obligations and continue as a going concern.

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

Contractual Obligations and Commitments

The $40.0 million Secured Notes bear interest at 9.00% per annum and mature on June 15, 2023. Pursuant to the SPV Indenture, CCF Issuer and Community Choice Holdings each granted a pledge over all of their respective assets. CCF Issuer was also required to pledge its interests in the Revolving Credit Agreement. The SPV Indenture also contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital, or the capital of our subsidiaries, make certain investments, enter into certain types of transactions with affiliates, create liens or merge with or into other companies.

The subsidiaries created to acquire loans from the retail and internet portfolios entered into an amendment on December 12, 2018, to increase our borrowings under the Ivy Credit Agreement from $63.5 million to $70.0 million.  The Agreement was amended on September 9, 2019, to increase our borrowing from $70.0 million to $73.0 million and was further amended on February 7, 2020, to extend the maturity date to April 30, 2021.

On July 19, 2014, a subsidiary of the Company entered in to a $1.4 million term note with a nonrelated entity for the acquisition of a share of an airplane. We recorded our $1.1 million share of the joint note, but both parties are joint and severally liable. The joint note had an outstanding balance of $1.0 million at March  31, 2020, and our share of the note was $0.8 million. The term note was amended on November 22, 2019, to extend the maturity date to November 22, 2024, and increased the interest rate to 4.75%.

On May 24, 2016, a subsidiary of the Company entered into a $1.2 million term note for a fractional share of an airplane, and the note had an outstanding balance of $0.9 million as of March 31, 2020.

The Company issued $276.9 million of senior PIK notes on December 12, 2018. The PIK notes accrue interest at 10.75% which is satisfied semi-annually by increasing the principal amount of the PIK notes. The PIK notes had an outstanding principal balance of $307.9 million at March  31, 2020, and are presented at their fair value of $36.7 million on the consolidated balance sheet.

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

Loan Portfolio

As of March  31, 2020, we were licensed to offer loans in 31 states. We have established a loan loss allowance in respect of our loans receivable at a level that our management believes to be adequate to absorb known or probable losses from loans made by us and accruals for losses in respect of loans made by third parties that we guarantee. Our policy for determining the loan loss allowance is based on historical experience, as well as our management’s review and analysis of the payment and collection of the loans within prior periods. All loans and services, regardless of type, are made in accordance with state regulations, and, therefore, the terms of the loans and services may vary from state-to-state. Loan fees and interest are earned on loans. Products which allow for an upfront fee are recognized over the loan term. Other products’ interest is earned over the term of the loan.

As of March  31, 2020, and December 31, 2019, our total finance receivables net of unearned advance fees was approximately $71.8 million and $95.8 million, respectively.

Off-Balance Sheet Arrangements

In certain markets under the CSO model,  a subsidiary of the Company arranges for consumers to obtain consumer loan products from one of several independent third-party lenders whereby we act as a facilitator. For consumer loan products originated by third-party lenders under the programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company’s subsidiary will guarantee such loans. When a consumer executes an agreement with the Company’s subsidiary under these programs, the Company’s subsidiary agrees, for a fee payable to the Company’s subsidiary by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. As of March 31, 2020, and December 31, 2019, the outstanding amount of active consumer loans guaranteed by certain of the Company’s subsidiaries was $5.8 million and $12.1 million, respectively. The outstanding amount of active consumer loans for Ohio consist of $2.6 million and $7.1 million in medium-term loans at March  31, 2020 and December 31, 2019, respectively. The outstanding amount of active consumer loans for Texas consist of $3.2 million and $5.0 million in short-term loans at March  31, 2020 and December 31, 2019, respectively. The accrual for third party loan losses, which represents the estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company, was $1.7 million and $2.6 million as of March  31, 2020, and December 31, 2019, respectively.

In some instances, the Company has entered into a debt buying agreement whereby the Company will purchase certain delinquent loans. Total gross receivables for which the Company has recorded a debt buyer liability were $26.7 million and $28.4 million, and the debt buyer liability was $3.4 million and $3.5 million as of March 31, 2020 and December 31, 2019, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2020, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by GAAP.

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

As of March  31, 2020, we had $422.6 million of indebtedness, none of which is subject to variable interest rates.  However, we may enter into variable rate indebtedness in the future.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March  31, 2020.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, during the quarter ended March  31, 2020, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS.

With the exception of the following risk factors, there have been no material changes with respect to the risk factors disclosed under the heading “Risk Factors” beginning on page 19 of our audited financial statements for the year ended December 31, 2019, on Form 10-K filed with the Securities & Exchange Commission on March 12, 2020  pursuant to Rule 424(b) of the Securities Act of 1933, as amended, which information is incorporated herein by reference.

Our operations have been impacted by COVID-19, and it is probable that it will adversely impact our future revenue, financial condition and liquidity, which may result in substantial doubt about our ability to meet our obligations and continue as a going concern.

The outbreak of the COVID-19 pandemic, and various governmental orders arising therefrom, such as those regarding curfews or travel restrictions, have impacted hours of operation in certain areas and overall product demand. In particular, through the date of this filing, the COVID-19 Pandemic and related government efforts aimed at curtailing the impact of the pandemic, have resulted in a decreased demand for our loan products and reduced the size of our loan portfolio, and it is expected that these impacts may continue.

Because the Company’s subsidiary operations have been deemed an essential function or service by those states that have issued orders otherwise restricting business operations, all retail operations continue.  Some employees impacted by COVID-19 have been unable to come to work.  As a result of government restrictions and employee availability, certain retail locations have reduced hours or days of operation.  In addition, because those seeking loans may have lost their regular employment due to the macroeconomic impact of COVID-19 and the related government-imposed restrictions, they may be unable to demonstrate an ability to repay their loan and therefore fail to meet underwriting criteria.  Moreover, due to the heightened risk of fraud arising from an inability to validate application information, new customer acquisition has been materially curtailed during this time. Moreover, the restrictions resulting from the pandemic may become more burdensome if the pandemic becomes more severe, with a corresponding impact on our business operations and on the ability of our customers to meet underwriting criteria or repay their loans.  It is unclear when governmental restrictions will be lifted, the extent to which they will be lifted, when demand for our products will increase, and the extent to which COVID-19 will affect new loan originations or impact our results of operations and financial condition.

 Further, the Company’s liquidity and access to capital, including its ability to refinance or otherwise extend the maturity of the Ivy Credit Agreement, or comply with the covenant requirements of the Ivy Credit Agreement and Revolving Credit Agreement, could be materially adversely impacted by the pandemic. We currently do not expect that our cash position will be sufficient to repay the Ivy Credit Agreement when it becomes due in the second quarter of 2021 and it is likely that we will not be able to comply with certain financial covenants in the Ivy Credit Agreement and Revolving Credit Agreement as a result of the impact of the pandemic on our business. If we are unable to extend such maturity or negotiate appropriate amendments or waivers to our covenants, substantial doubt may exist about our ability to satisfy our obligations and continue as a going concern.

ITEM 6.  EXHIBITS.

The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description of Exhibit

10.2	First Amendment to Second Amended and Restated Loan and Security Agreement, dated April 24, 2020
31.1	Certification Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer
31.2	Certification Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer
101

Interactive Data File:

(i) Consolidated Balance Sheets as of March 31, 2020 (unaudited) and December 31, 2019; (ii) Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March  31, 2020 (unaudited) and March  31, 2019 (unaudited); (iii) Consolidated Statement of Members’ Equity for the Three Months Ended March 31. 2020 (unaudited) and March 31, 2019 (unaudited);  (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 (unaudited) and March  31, 2019 (unaudited); and (v) Notes to Consolidated Financial Statements (unaudited)—submitted herewith pursuant to Rule 406T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2020

CCF Holdings LLC and Subsidiaries (registrant)

/s/ MICHAEL DURBIN
Michael Durbin
Chief Financial Officer
Principal Financial and
Principal Accounting Officer