Form 10-Q
period 2020-06-30
CCF Holdings LLC
filed 2020-08-13
CIK 1766682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to to

Commission File Number: 333-231069

CCF HOLDINGS LLC

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	83-2704255 (IRS Employer Identification No.)

5165 Emerald Parkway, Suite 100, Dublin, Ohio (Address of principal executive offices)	43017 (Zip Code)

(800) 837-0381

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities Registered pursuant to Section 12(b) of the Act: none

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻

Non-accelerated filer ⌧	Smaller reporting company ◻
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act.) Yes ◻ No ⌧

There is no market for the registrant’s equity. As of June 30, 2020, there were 992,857 units outstanding.

CCF Holdings LLC and Subsidiaries

Form 10-Q for the Quarterly Period Ended June 30, 2020

		Page
	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019 (unaudited)	3

	Consolidated Statements of Operations and Comprehensive Income for the three months and six months ended June 30, 2020 (unaudited) and June 30, 2019 (unaudited)	4

	Consolidated Statements of Members’ Equity for the three months and six months ended June 30, 2020 (unaudited) and June 30, 2019 (unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2020 (unaudited) and June 30, 2019 (unaudited)	6

	Notes to unaudited Consolidated Financial Statements	7-26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations	27-46

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46

Item 4.	Controls and Procedures	46

Part II	Other Information	47

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47-48

Item 6.	Exhibits	49

	Signatures	50

CCF Holdings LLC and Subsidiaries

Consolidated Balance Sheets

June 30, 2020 and December 31, 2019

(In thousands, except share data)

(unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current Assets
Cash and cash equivalents	$74,362	$49,016
Restricted cash	4,090	6,090
Finance receivables, net of allowance for loan losses of $10,278 and $12,869	42,173	79,692
Card related pre-funding and receivables	843	970
Other current assets	6,350	10,273
Total current assets	127,818	146,041
Noncurrent Assets
Finance receivables, net of allowance for loan losses of $321 and $959	563	2,303
Property, leasehold improvements and equipment, net	34,068	40,577
Right of use assets - operating leases	37,022	36,728
Goodwill	—	11,288
Other intangible assets	2,422	2,650
Security deposits	3,500	7,238
Total assets	$205,393	$246,825
Liabilities and Members' Equity
Current Liabilities
Accounts payable and accrued liabilities	$26,369	$30,195
Money orders payable	4,957	9,448
Accrued interest	2,530	2,544
Current portion of operating lease obligation	13,040	12,878
Current portion of subsidiary notes payable, net of deferred issuance cost of $1,408 and $1	68,578	127
Deferred revenue	2,535	2,535
Total current liabilities	118,009	57,727
Noncurrent Liabilities
Deferred payroll taxes	768	—
Operating lease obligation	25,169	24,403
Subsidiary notes payable, net of deferred issuance costs of $-0- and $372	681	74,231
Secured notes payable	40,000	40,000
Senior PIK notes, at fair value	16,553	74,243
Deferred revenue	1,184	2,451
Total liabilities	202,364	273,055
Commitments and Contingencies
Members' Equity
Common units, par value $-0- per unit, 850,000 Class A and 142,857 Class B authorized and outstanding units at June 30, 2020 and December 31, 2019	870	870
Retained deficit	(96,186)	(51,208)
Accumulated other comprehensive income	98,345	24,108
Total members' equity (deficit)	3,029	(26,230)
Total liabilities and members' equity	$205,393	$246,825

See Notes to Unaudited Consolidated Financial Statements.

CCF Holdings LLC and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

Three Months and Six Months Ended June 30, 2020 and 2019

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Finance receivable fees	$25,993	$46,633	$70,508	$95,462
Credit service fees	2,039	16,688	7,675	34,794
Check cashing fees	14,147	12,774	29,336	25,294
Card fees	2,906	2,681	5,399	5,896
Other	6,590	3,717	14,736	7,543
Total revenues	51,675	82,493	127,654	168,989
Operating expenses:
Salaries	12,759	17,396	29,622	34,242
Provision for loan losses	5,700	25,346	25,429	46,632
Occupancy	8,373	8,409	17,149	16,947
Advertising and marketing	1,504	795	2,314	1,572
Depreciation and amortization	4,066	5,147	8,646	13,352
Other	7,600	7,158	16,078	14,151
Total operating expenses	40,002	64,251	99,238	126,896
Operating gross profit	11,673	18,242	28,416	42,093
Corporate and other expenses:
Corporate expenses	15,615	17,538	33,830	34,637
Depreciation and amortization	883	1,467	1,840	2,948
Interest expense, net	12,961	11,875	26,160	23,261
Goodwill impairment	—	—	11,288	—
Total corporate and other expenses	29,459	30,880	73,118	60,846
Loss from continuing operations, before tax	(17,786)	(12,638)	(44,702)	(18,753)
Provision for income taxes	218	4	276	17
Net loss	$(18,004)	$(12,642)	$(44,978)	$(18,770)
Other comprehensive income (loss):
Change in fair value of senior PIK notes	36,664	9,492	74,237	(5,153)
Other comprehensive income (loss):	36,664	9,492	74,237	(5,153)
Comprehensive income (loss)	$18,660	$(3,150)	$29,259	$(23,923)

See Notes to Unaudited Consolidated Financial Statements.

CCF Holdings LLC and Subsidiaries

Consolidated Statements of Members’ Equity

Three Months and Six Months Ended June 30, 2020 and 2019

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30, 2020
						Accumulated
						Other
	Class A Units		Class B Units		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income	Total

Balance, March 31, 2020	850,000	$740	142,857	$130	$(78,182)	$61,681	$(15,631)
Net loss	—	—	—	—	(18,004)	—	(18,004)
Change in fair value of senior PIK notes	—	—	—	—	—	36,664	36,664
Balance, June 30, 2020	850,000	$740	142,857	$130	$(96,186)	$98,345	$3,029

	Three Months Ended June 30, 2019
						Accumulated
						Other
	Class A Units		Class B Units		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Total

Balance, March 31, 2019	850,000	$740	142,857	$130	$(4,492)	$(8,010)	$(11,632)
Net loss	—	—	—	—	(12,642)	—	(12,642)
Change in fair value of senior PIK notes	—	—	—	—	—	9,492	9,492
Balance, June 30, 2019	850,000	$740	142,857	$130	$(17,134)	$1,482	$(14,782)

	Six Months Ended June 30, 2020
						Accumulated
						Other
	Class A Units		Class B Units		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income	Total

Balance, December 31, 2019	850,000	$740	142,857	$130	$(51,208)	$24,108	$(26,230)
Net loss	—	—	—	—	(44,978)	—	(44,978)
Change in fair value of senior PIK notes	—	—	—	—	—	74,237	74,237
Balance, June 30, 2020	850,000	$740	142,857	$130	$(96,186)	$98,345	$3,029

	Six Months Ended June 30, 2019
						Accumulated
					Retained	Other
	Class A Units		Class B Units		Earnings	Comprehensive
	Shares	Amount	Shares	Amount	(Deficit)	Income (Loss)	Total

Balance, December 31, 2018	850,000	$740	150,000	$130	$1,636	$6,635	$9,141
Redemption of common units	—	—	(7,143)	—	—	—	—
Net loss	—	—	—	—	(18,770)	—	(18,770)
Change in fair value of senior PIK notes	—	—	—	—	—	(5,153)	(5,153)
Balance, June 30, 2019	850,000	$740	142,857	$130	$(17,134)	$1,482	$(14,782)

See Notes to Unaudited Consolidated Financial Statements.

CCF Holdings LLC and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2020 and 2019

(In thousands, Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(44,978)	$(18,770)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	25,429	46,632
Goodwill impairment	11,288	—
Loss on disposal of assets	840	246
Gain on sale of receivables	(207)	—
Depreciation	10,265	16,082
Amortization of deferred debt issuance costs	909	392
Amortization of intangibles	220	217
Non-cash interest on PIK notes	16,621	14,955
Right of use assets - operating leases	634	1,013
Changes in assets and liabilities:
Card related pre-funding and receivables	127	(92)
Other assets	7,669	(10,894)
Deferred revenue	(1,267)	(1,267)
Accrued interest	(88)	20
Money orders payable	(4,491)	(1,350)
Lease termination payable	—	(387)
Deferred payroll taxes	768	—
Accounts payable and accrued expenses	(3,826)	8,161
Net cash provided by operating activities	19,913	54,958
Cash flows from investing activities
Net receivables collected (originated)	12,669	(42,288)
Proceeds from sale of receivables	1,368	—
Purchase of leasehold improvements and equipment	(4,597)	(2,666)
Net cash provided by (used in) investing activities	9,440	(44,954)
Cash flows from financing activities
Repurchase of secured notes	—	(2,000)
Payments on subsidiary note	(4,064)	(57)
Debt issuance costs	(1,943)	(1,445)
Net cash used in financing activities	(6,007)	(3,502)
Net increase in cash and cash equivalents and restricted cash	23,346	6,502
Cash and cash equivalents and restricted cash:
Beginning	55,106	57,383
Ending	$78,452	$63,885

The following table reconciles cash and cash equivalents and restricted cash from the
Consolidated Balance Sheets to the above statements:
	December 31,
	2019	2018
Cash and cash equivalents	$49,016	$53,208
Restricted Cash	6,090	4,175
Total cash and cash equivalents and restricted cash	$55,106	$57,383

	June 30,
	2020	2019
Cash and cash equivalents	$74,362	$59,740
Restricted Cash	4,090	4,145
Total cash and cash equivalents and restricted cash	$78,452	$63,885

See Notes to Unaudited Consolidated Financial Statements.

CCF Holdings LLC and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies

Nature of business: CCF Holdings LLC (the “Company” or “CCF”) is a provider of alternative financial services to unbanked and under-banked consumers. The Company was formed in 2018 and succeeded to the business and operations of Community Choice Financial Inc.. The Company owned and operated 467 retail locations in 12 states and was licensed to deliver similar financial services over the internet in 28 states as of June 30, 2020. Through its network of retail locations and over the internet, the Company provides customers a variety of financial products and services, including secured and unsecured, short-term and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of its individual customers.

As an “emerging growth company”, the Company is permitted to delay the adoption of new or revised accounting standards until such time as those standards apply to private companies. The Company has chosen to take advantage of the extended transition period for complying with new or revised accounting standards.

COVID-19 Pandemic: The 2019 novel coronavirus (“COVID-19”) has adversely affected, and will continue to adversely affect, economic activity globally, nationally, and locally. It is unknown the extent to which COVID-19 may spread, may have a destabilizing effect on financial and economic activity and may increasingly have the potential to negatively impact the Company’s and its customers’ costs, demand for the Company’s products and services, and the U.S. economy.  These conditions could adversely affect the Company’s business, financial condition, and results of operations. Further, COVID-19 may result in health or other government authorities requiring the closure of the Company’s operations or businesses of the Company’s customers and suppliers, which could significantly disrupt the Company’s operations and the operations of the Company’s customers.

In response to the coronavirus, the Company had most of its corporate employees working remotely through June 29, 2020 and has restricted operating hours at certain retail locations to ensure the safety or our employees and customers. As of June 30, 2020, the Company experienced a significant decline in the demand for its products and services, and portfolio levels have declined because of the COVID-19 pandemic.  Declining portfolio levels will have a negative impact on operating profits and liquidity and will impact our ability to meet all debt financing and covenant obligations.

A summary of the Company’s significant accounting policies follows:

Basis of presentation: The accompanying interim unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2019, on Form 10-K filed with the Securities & Exchange Commission on March 12, 2020. All adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial condition, have been included. The results for any interim period are not necessarily indicative of results to be expected for the year ending December 31, 2020.

On June 8, 2020, the Company received notice from its registered public accounting firm, RSM US LLP (“RSM”), that RSM resigned effective immediately due to an independence issue. RSM’s resignation was not due to any reason related to the Company’s or its predecessor’s financial reporting or accounting operations, policies, or practices. As a result of this independence issue, RSM stated that it had concluded that reliance should no longer be placed on (i) the audit report of RSM relating to the 2019 and 2018 financial statements of the Company and its predecessor, as applicable, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, (ii) the audit report of RSM relating to the financial statements of the Company and its predecessor, as applicable, for the period December 13, 2018 (inception of the Company) through December 31, 2018 and for the predecessor period from January 1, 2018 through December 12, 2018 included in the Company’s Registration Statement on Form S-1, and (iii) its reviews of the Company’s interim financial information for the quarters ended March 31, June 30 and September 30, 2019 and March 31, 2020. The Company has engaged a new independent registered public accounting firm to audit and review the periods noted above, as applicable.

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

Disaggregation of revenues—Revenues for finance receivable and CSO fees are recognized over the term of the loan and were $28,032 and $63,321 for the three months, and $78,183 and $130,256 for the six months ended June 30, 2020, and 2019, respectively. Revenues for check cashing, card fees, and other are recognized at the time of service and were $23,643 and $19,172 for the three months, and $49,471 and $38,733 for the six months ended June 30, 2020, and 2019, respectively.

The following table illustrates the disaggregation of revenues by segment for the three months and six months ending June 30, 2020 and 2019.

	For the three months ending June 30, 2020			For the three months ending June 30, 2019
	Retail	Internet		Retail	Internet
	Segment	Segment	Total	Segment	Segment	Total
Finance receivable and CSO fees	$22,231	$5,801	$28,032	$52,658	$10,663	$63,321
Check cashing, card fees and other	23,496	147	23,643	18,877	295	19,172
Total revenues	$45,727	$5,948	$51,675	$71,535	$10,958	$82,493

	For the six months ending June 30, 2020			For the six months ending June 30, 2019
	Retail	Internet		Retail	Internet
	Segment	Segment	Total	Segment	Segment	Total
Finance receivable and CSO fees	$62,693	$15,490	$78,183	$109,352	$20,904	$130,256
Check cashing, card fees and other	49,041	430	49,471	38,167	566	38,733
Total revenues	$111,734	$15,920	$127,654	$147,519	$21,470	$168,989

Finance receivables: Finance receivables consist of short term and medium-term consumer loans.

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term loan products typically range in principal from $100 to $1,000, with a maturity between fourteen and thirty days, and include a written agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations, which vary by state. State statutes vary from charging fees of 5% to 27%, to charging interest up to 25% per month. The customers repay the cash advance by making cash payments or allowing a check or preauthorized debit to be presented. Secured consumer loans with a maturity of ninety days or less are included in this category and represented 19.2% and 14.2% of short-term consumer loans at June 30, 2020 and December 31, 2019, respectively.

Medium-term consumer loans can be unsecured or secured with a maturity greater than ninety days and up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000, and are evidenced by a promissory note with a maturity between three and thirty-six months. These consumer loans vary in structure depending upon the applicable laws and regulations where they are offered. The medium-term consumer loans are payable in installments or provide for a line of credit with periodic payments. Secured consumer loans with a maturity greater than ninety days are included in this category and represented 11.9% and 15.4% of medium-term consumer loans at June 30, 2020, and December 31, 2019, respectively.

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

For short term unsecured consumer loans, the Company’s policy is to charge off loans when they become past due. The Company’s policy dictates that, where a customer has provided a check or an electronic payment authorization for presentment upon the maturity of a loan, if the customer has not paid off the loan by the due date, the Company will deposit the customer’s check or draft the customer’s bank account for the amount due. If the check or draft is returned as unpaid, all accrued fees and outstanding principal are charged-off as uncollectible. For short term secured loans, the Company’s policy requires that balances be charged off when accounts are either thirty or sixty days past due depending on the product. The Company had $760 and $1,560 of loans in non-accrual status as of June 30, 2020 and December 31, 2019, respectively. The amount of the resulting charge-off includes unpaid principal, accrued interest and any uncollected fees, if applicable.

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

The Company’s other intangible assets consist of a trade name and favorable lease. The amount recorded for other intangible assets is amortized using the straight-line method over seven years. Intangible amortization expense was $110 and $107 for the three months, and $220 and $217 for the six months ended June 30, 2020, and 2019, respectively. Intangible assets were determined to be not impaired as of June 30, 2020.

Deferred revenue: The Company’s deferred revenue is comprised of an upfront fee received under an agency agreement to offer wire transfer services at the Company’s branches. The deferred revenue is recognized over the contract period on a straight-line basis.

Revenue recognized from the upfront fees totaled $634 and $634 for the three months ended June 30, 2020 and 2019, respectively, and $1,267 and $1,267 for the six months ended June 30, 2020 and 2019, respectively, and is included in Other revenues on the consolidated statement of operations.

Debt buyer liability: The Company records a liability for the secured and unsecured revolving loans offered by third parties expected to default, as the Company is required to purchase loans that default per debt buying agreements. This liability is disclosed as part of accounts payable and accrued liabilities on the consolidated balance sheet.

Deferred payroll taxes: The Company recorded a liability for the deferral of its’ share of payroll taxes as an option to improve liquidity offered by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The CARES Act allows employers to defer deposits of the employer’s portion of the FICA tax due from March 27, 2020, through December 31, 2020. Half of the deferred amount is due by December 31, 2021, with the other half due by December 31, 2022.

Fair value of financial instruments: Financial assets and liabilities measured at fair value are grouped in three levels. The levels prioritize the inputs used to measure the fair value of the assets or liabilities. These levels are:

●	Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities.

●	Level 2—Inputs other than quoted prices that are observable for assets and liabilities, either directly or indirectly. These inputs include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are less attractive.

●	Level 3—Unobservable inputs for assets and liabilities reflecting the reporting entity’s own assumptions.

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

In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The Company’s financial instruments consist primarily of cash and cash equivalents, finance receivables, restricted cash, and notes payable. For all such instruments, including notes payable at June 30, 2020, and December 31, 2019, the carrying amounts in the consolidated financial statements approximate their fair values. Finance receivables are short term in nature and are originated at prevailing market rates and lines of credit bear interest at current market rates. The fair value of finance receivables at June 30, 2020 and December 31, 2019, approximates carrying value and is measured using internal valuation inputs including historical loan loss experience, delinquency, overall portfolio quality, and current economic conditions.

The fair value of the PIK notes was determined at June 30, 2020 and December 31, 2019. As more fully described in Note 5, the fair value of the PIK notes was determined using an approach that considered both a Black Scholes option price methodology and the intrinsic value of the notes on an ‘‘as-if-converted’’ basis.

	June 30, 2020
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$74,362	$74,362	1
Restricted cash	4,090	4,090	1
Finance receivables	42,736	42,736	3
Financial liabilities:
Senior PIK Notes	16,553	16,553	3
Secured Note Payable	40,000	40,000	2
Subsidiary Note payable	70,667	70,667	2

	December 31, 2019
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$49,016	$49,016	1
Restricted cash	6,090	6,090	1
Finance receivables	81,995	81,995	3
Financial liabilities:
Senior PIK Notes	74,243	74,243	3
Secured Note Payable	40,000	40,000	2
Subsidiary Note payable	74,731	74,731	2

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

Subsequent events: The Company has evaluated its subsequent events (events occurring after June 30, 2020) through the issuance date of August 13, 2020.

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses

Finance receivables representing amounts due from customers for advances at June 30, 2020, and December 31, 2019, consisted of the following:

	June 30,	December 31,
	2020	2019
Short-term consumer loans:
Secured	$6,245	$8,774
Unsecured	26,239	53,199
Total short-term consumer loans	32,484	61,973
Medium-term consumer loans
Secured	2,607	5,612
Unsecured	19,311	30,745
Total medium-term consumer loans	21,918	36,357
Total gross receivables	54,402	98,330
Unearned advance fees, net of deferred loan origination costs	(1,067)	(2,507)
Finance receivables before allowance for loan losses	53,335	95,823
Allowance for loan losses	(10,599)	(13,828)
Finance receivables, net	$42,736	$81,995

Finance receivables, net
Current portion	$42,173	$79,692
Non-current portion	563	2,303
Total finance receivables, net	$42,736	$81,995

Changes in the allowance for loan losses by product type for the three months ended June 30, 2020, are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	4/1/2020	Provision	Charge-Offs	Recoveries	6/30/2020	6/30/2020	of receivable
Short-term consumer loans	$2,146	$266	$(6,754)	$5,944	$1,602	$32,484	4.93%
Medium-term consumer loans	9,274	3,488	(4,786)	1,021	8,997	21,918	41.05%
	$11,420	$3,754	$(11,540)	$6,965	$10,599	$54,402	19.48%

The provision for loan losses for the three months ended June 30, 2020, also includes losses from returned items from check cashing of $712.

The provision for short-term consumer loans of $266 is net of debt sales of $515 for the three months ended June 30, 2020.

The provision for medium-term consumer loans of $3,488 is net of debt sales of $400 for the three months ended June 30, 2020.

The Company evaluates all short-term and medium-term consumer loans collectively for impairment, except for individually evaluating certain unsecured medium-term loans that have been modified and classified as troubled debt restructurings. In certain markets, the Company reduced interest rates and favorably changed payment terms for certain unsecured medium-term consumer loans to assist borrowers in avoiding default and to mitigate risk of loss. The provision and subsequent charge off related to these loans totaled $12 and is included in the provision for medium-term consumer loans for the three months ended June 30, 2020. For these loans evaluated for impairment, there were $9 of payment defaults during the three months ended June 30, 2020. The troubled debt restructurings during the three months ended June 30, 2020, are subject to an allowance of $3 with a net carrying value of $11 at June 30, 2020.

Changes in the allowance for loan losses by product type for the six months ended June 30, 2020, are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	1/1/2020	Provision	Charge-Offs	Recoveries	6/30/2020	6/30/2020	of receivables
Short-term consumer loans	$2,654	$8,335	$(24,122)	$14,735	$1,602	$32,484	4.93%
Medium-term consumer loans	11,174	9,044	(12,869)	1,648	8,997	21,918	41.05%
	$13,828	$17,379	$(36,991)	$16,383	$10,599	$54,402	19.48%

The provision for loan losses for the six months ended June 30, 2020, also includes losses from returned items from check cashing of $2,032.

The provision for short-term consumer loans of $8,335 is net of debt sales of $515 for the six months ended June 30, 2020.

The provision for medium-term consumer loans of $9,044 is net of debt sales of $400 for the six months ended June 30, 2020.

The provision and subsequent charge off related to troubled debt restructurings totaled $23 and is included in the provision for medium-term consumer loans for the six months ended June 30, 2020. For these loans evaluated for impairment, there were $31 of payment defaults during the six months ended June 30, 2020. The troubled debt restructurings during the six months ended June 30, 2020, are subject to an allowance of $5 with a net carrying value of $15 at June 30, 2020.

Changes in the allowance for loan losses by product type for the three months ended June 30, 2019, are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	4/1/2019	Provision	Charge-Offs	Recoveries	6/30/2019	6/30/2019	of receivable
Short-term consumer loans	$2,315	$9,066	$(16,684)	$7,877	$2,574	$58,014	4.44%
Medium-term consumer loans	3,724	7,458	(1,290)	983	10,875	37,838	28.74%
	$6,039	$16,524	$(17,974)	$8,860	$13,449	$95,852	14.03%

The provision for loan losses for the three months ended June 30, 2019, also includes losses from returned items from check cashing of $1,243.

The provision for short-term consumer loans of $9,066 is net of debt sales of $475 for the three months ended June 30, 2019.

The provision for medium-term consumer loans of $7,458 is net of debt sales of $323 for the three months ended June 30, 2019.

The provision and subsequent charge off related to troubled debt restructurings totaled $8 and is included in the provision for medium-term consumer loans for the three months ended June 30, 2019. For these loans evaluated for impairment, there were $22 of payment defaults during the three months ended June 30, 2019. The troubled debt restructurings during the three months ended June 30, 2019, are subject to an allowance of $2 with a net carrying value of $5 at June 30, 2019.

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

The provision and subsequent charge off related to troubled debt restructurings totaled $19 and is included in the provision for medium-term consumer loans for the six months ended June 30, 2019. For these loans evaluated for impairment, there were $45 of payment defaults during the six months ended June 30, 2019. The troubled debt restructurings during the six months ended June 30, 2019, are subject to an allowance of $5 with a net carrying value of $11 at June 30, 2019.

The Company has subsidiaries that facilitate third-party lender loans under the CSO model. Changes in the accrual for third-party lender losses for the three months and six months ended June 30, 2020, and 2019, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Short-term balance, beginning of period	$811	$2,901	$1,304	$4,454
Provision for loan losses	492	200	2,617	3,056
Charge-offs, net	(633)	(1,974)	(3,251)	(6,383)
Short-term balance, end of period	$670	$1,127	$670	$1,127

Medium-term balance, beginning of period	$858	$2,953	$1,266	$59
Provision for loan losses	(563)	3,115	(713)	6,017
Charge-offs, net	(284)	(2,382)	(542)	(2,390)
Medium-term balance, end of period	$11	$3,686	$11	$3,686

Total balance, beginning of period	$1,669	$5,854	$2,570	$4,513
Provision for loan losses	(71)	3,315	1,904	9,073
Charge-offs, net	(917)	(4,356)	(3,793)	(8,773)
Total balance, end of period	$681	$4,813	$681	$4,813

A subsidiary of the Company offers a CSO product in Texas, and another subsidiary offered a CSO product in Ohio until April 2019, to assist consumers in obtaining credit with unaffiliated third-party lenders. Ohio House Bill 123 (“HB123”) prohibits CSO transactions in Ohio on or after April 28, 2019, at which time, the Ohio CSO product was no longer offered. Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $2,733 and $12,096 at June 30, 2020, and December 31, 2019, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement. The total gross finance receivables for the Ohio CSO product consist of $113 and $7,143 in medium-term loans at June 30, 2020, and December 31, 2019, respectively. The total gross finance receivables for the Texas CSO product consist of $2,620 and $4,953 in short-term loans at June 30, 2020 and December 31, 2019, respectively. The provision for short-term third-party lender losses of $492 and $2,617 for the three months and six months ending June 30, 2020 is net of debt sales of $103, respectively. The provision for short-term third-party lender losses of $200 and $3,056 for the three months and six months ending June 30, 2019 is net of debt sales of $249 and $249, respectively.

For the Ohio CSO Program, the Company was required to purchase $41 and $2,310 of short-term loans and $748 and $3,011 of medium-term loans during the three months, and $121 and $12,209 of short-term loans and $1,364 and $3,073 of medium-term loans during the six months ended June 30, 2020, and 2019, respectively. As these loans were in default when purchased, they met the Company’s policy and were fully charged-off at acquisition. The Company recognized recoveries of $134 and $2,397 of short-term and $469 and $520 of medium-term collections on these loans during the three months, and $172 and $9,333 of short-term and $837 and $578 of medium-term collections on these loans during the six months ended June 30, 2020, and 2019, respectively.

For the Texas CSO Program, the Company was required to purchase $2,158 and $3,437 of short-term loans during the three months, and $6,631 and $5,984 of short-term loans during the six months ended June 30, 2020 and 2019, respectively. As these loans were in default when purchased, they met the Company’s policy and were fully charged-off at acquisition. The Company recognized recoveries of $1,565 and $1,310 of short-term collections on these loans during the three months, and $3,672 and $2,516 of short-term collections on these loans during the six months ended June 30, 2020, and 2019, respectively.

Additionally, certain subsidiaries of ours entered debt buying agreements with other third parties whereby the subsidiaries will purchase certain delinquent loans. Total gross finance receivables for which the Company recorded a debt buyer liability was $16,414 and $28,444 and the amount reserved for the debt buyer liability was $3,442 and $3,474 as of June 30, 2020 and December 31, 2019, respectively. The purchase price for any delinquent loan is equal to an agreed upon percentage of the unpaid principal balance and accrued interest and fees. The Company records these at fair value and the difference between the purchase price and expected recoverability is charged through the provision for loan losses. The Company has determined the fair value at repurchase based on a historical review of collections on defaulted or delinquent loans. The Company will sell to a third-party or will charge-off the remaining balance after a certain time period of collections activity.

Under the debt buying agreements, the Company’s subsidiaries purchased $2,128 and $6,244 of loans and recognized recoveries of $857 and $2,098 of collections on these loans during the three months and six months ended June 30, 2020, and purchased $509 of loans and recognized recoveries of $68 of collections on these loans during the three months and six months ended June 30, 2019, respectively.

Changes in the accrual for the debt buyer liability for the three months and six months ended June 30, 2020, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Balance, beginning of period	$3,408	$-	$3,474	$-
Provision for loan losses	1,305	4,264	4,114	4,264
Charge-offs, net	(1,271)	(441)	(4,146)	(441)
Balance, end of period	$3,442	$3,823	$3,442	$3,823

The Company considers the near-term repayment performance of finance receivables as its primary credit quality indicator. The Company performs credit checks through consumer reporting agencies on certain borrowers. If a third-party lender provides the advance, the applicable third-party lender decides whether to approve the loan and establishes all the underwriting criteria and terms, conditions, and features of the customer’s loan agreement.

The aging of receivables at June 30, 2020, and December 31, 2019, were as follows:

	June 30, 2020		December 31, 2019
Current finance receivables	$48,930	89.9%	$86,935	88.4%
Past due finance receivables (1 - 30 days)
Secured short-term consumer loans	800	1.5%	1,513	1.5%
Unsecured short-term consumer loans	866	1.6%	1,132	1.2%
Short-term consumer loans	1,666	3.1%	2,645	2.7%
Secured medium-term consumer loans	542	1.0%	1,321	1.3%
Unsecured medium-term consumer loans	1,935	3.6%	4,241	4.4%
Medium-term consumer loans	2,477	4.6%	5,562	5.7%
Total past due finance receivables (1 - 30 days)	4,143	7.7%	8,207	8.4%
Past due finance receivables (31 - 60 days)
Secured medium-term consumer loans	169	0.3%	461	0.5%
Unsecured medium-term consumer loans	865	1.6%	2,373	2.4%
Medium-term consumer loans	1,034	1.9%	2,834	2.9%
Total past due finance receivables (31 - 60 days)	1,034	1.9%	2,834	2.9%
Past due finance receivables (61 - 90 days)
Secured medium-term consumer loans	15	0.0%	10	-%
Unsecured medium-term consumer loans	280	0.5%	344	0.3%
Medium-term consumer loans	295	0.5%	354	0.3%
Total past due finance receivables (61 - 90 days)	295	0.5%	354	0.3%
Total delinquent	5,472	10.1%	11,395	11.6%
	$54,402	100.0%	$98,330	100.0%
Finance receivables in non-accrual status	$760	1.4%	$1,560	1.6%

Note 3. Related Party Transactions and Balances

There were no new significant related party transactions, or material changes to existing related party transactions, during the six months ended June 30, 2020.

Note 4. Goodwill and Other Intangible Assets

The following table summarizes goodwill and other intangible assets as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Goodwill	$—	$11,288

Other intangible assets, net:
Trade names	$2,403	$2,624
Favorable lease	19	26
	$2,422	$2,650

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

The carrying amounts of goodwill by reportable segment at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020			December 31, 2019
	Retail	Internet		Retail	Internet
	Financial Services	Financial Services	Total	Financial Services	Financial Services	Total
Goodwill	$11,288	$—	$11,288	$11,288	$—	$11,288
Accumulated impairment losses	(11,288)	—	(11,288)	-	—	—
	$—	$—	$—	$11,288	$—	$11,288

Intangible amortization expense was $110 and $107 for the three months, and $220 and $217 for the six months ended June 30, 2020, and 2019, respectively. There were no significant changes to other intangible assets during the six months ended June 30, 2020. Intangible assets were determined to be not impaired as of June 30, 2020.

Note 5. Pledged Assets and Debt

PIK notes payable at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020			December 31, 2019
	Principal	Discount	Fair Value	Principal	Discount	Fair Value
Senior PIK notes, 10.750% interest payable in-kind, due December 2023	$324,408	$307,855	$16,553	$307,860	$233,617	$74,243
	324,408	307,855	16,553	307,860	233,617	74,243
Less current maturities	—	—	—	—	—	—
Long-term portion	$324,408	$307,855	$16,553	$307,860	$233,617	$74,243

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

	June 30,	December 31,
	2020	2019
Risk-free interest rate	0.20%	1.65%
Dividend yield	0.00%	0.00%
Expected volatility	47.90%	39.30%
Expected term (years)	3.45	3.95

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

The change in the fair value of the PIK Notes of $36,664 and $9,492 during the three months ended, and $74,237 and ($5,153) during the six months ended June 30, 2020, and 2019, respectively, has been recognized in other comprehensive income as the entire change in fair value is attributable to the instrument-specific credit risk of the PIK Notes. We measure the fair value of the PIK Notes on a quarterly basis using a similar methodology, unless there is a quoted market price that can be used instead.

Interest on the PIK Notes accrues at the rate of 10.750% per annum and is payable by increasing the principal amount of the PIK Notes. Interest is payable semiannually in arrears for the prior six-month period on June 15 and December 15 to the Holders of PIK Notes of record on the immediately preceding June 1 and December 1. Interest on the PIK Notes is accrued and recorded as accrued interest until June 15 and December 15, at which time the accrual is released and the additional principal amount is recorded. The outstanding principal amount of the PIK Notes was increased by $16,547 on June 15, 2020, in lieu of payment of accrued interest. Accrued interest for the PIK Notes at June 30, 2020, and December 31, 2019, was $1,453 and $1,379, respectively, and is included as a current liability on the Consolidated Balance Sheet.

On December 12, 2018, the Revolving Credit Agreement (which is an intercompany obligation and eliminated upon consolidation) was simultaneously amended and restated. The Revolving Credit Agreement initially provided for borrowings of up to $42,000 and had a maturity date of June 15, 2023. All borrowings under the Revolving Credit Agreement are secured by substantially all of the assets of CCF OpCo, LLC (“CCF OpCo”), CCF Intermediate Holdings LLC, a Delaware limited liability company, the sole member of CCF OpCo and our wholly owned subsidiary and certain of CCF OpCo’s subsidiaries. The Revolving Credit Agreement is guaranteed by certain subsidiaries of CCF OpCo. We discuss this intercompany obligation because the intercompany obligation (and the collateral securing this intercompany obligation) has been given as security for the obligations under the Secured Notes. Borrowings under the Revolving Credit Agreement bear interest at a rate of 9.00% per annum. Those interest payments are used to fund the interest payments on the Secured Notes.

Secured notes payable at June 30, 2020, and December 31, 2019, consisted of the following:

	June 30, 2020			December 31, 2019
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$40,000 Secured note payable, 9.00%, collateralized by all Guarantor company assets, due June 2023	$40,000	$—	$40,000	$40,000	$—	$40,000
	40,000	—	40,000	40,000	—	40,000
Less current maturities	—	—	—	—	—	—
Long-term portion	$40,000	$—	$40,000	$40,000	$—	$40,000

On December 12, 2018, CCF Financial Issuer, LLC (“CCF Issuer”) issued an aggregate principal amount of $42,000 in Secured Notes to previous holders of secured obligations. The Secured Notes bear interest at 9.00% per annum and mature on June 15, 2023. Pursuant to the indenture dated as of September 6, 2018, CCF Issuer and Community Choice Financial Holdings LLC each granted a pledge over all of their respective assets. CCF Issuer was also required to pledge its interests in the Revolving Credit Agreement and the security granted pursuant thereto as collateral for the obligations under the Revolving Credit Agreement. The SPV Indenture also contains restrictive covenants that limit our subsidiaries’ ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock or the capital stock of our subsidiaries, make certain investments, enter into certain types of transactions with affiliates, create liens or merge with or into other companies.

On January 15, 2019, the Company repaid $2,000 of the outstanding borrowings under the Credit Agreement, and repurchased $2,000 of the Secured Notes and 7,143 Class B Common Units corresponding to the repurchased Secured Notes, with the payment allocated to the Secured Notes. The outstanding balances of the Credit Agreement and Secured Notes are $40,000 at June 30, 2020.

Subsidiary notes payable at June 30, 2020, and December 31, 2019, consisted of the following:

	June 30, 2020			December 31, 2019
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$73,000 Note, secured, 16.75%, collateralized by acquired loans, due April 2021	$69,000	$1,403	$67,597	$73,000	$367	$72,633
$1,425 Term note, secured, 4.75%, collateralized by financed asset, due November 2024	745	—	745	777	—	777
$1,165 Term note, secured, 4.50%, collateralized by financed asset, due May 2021	922	5	917	954	6	948
	70,667	1,408	69,259	74,731	373	74,358
Less current maturities	69,986	1,408	68,578	128	1	127
Long-term portion	$681	$—	$681	$74,603	$372	$74,231

On December 12, 2018, CCFI Funding II LLC, a non-guarantor subsidiary of CCF OpCo, entered into an amendment to the Amended and Restated Loan and Security Agreement, dated as of April 25, 2017 (as amended, amended and restated, modified or supplemented from time to time, the “Ivy Credit Agreement”) pursuant to which, among other things, our borrowings under the Ivy Credit Agreement were increased from $63,500 to $70,000.

The Ivy Credit Agreement was amended on March 18, 2019, to extend the maturity date to April 30, 2020, and establish an interest rate of 16.75% on the entire credit facility. The Agreement was further amended on September 9, 2019, to increase the Company’s borrowings from $70,000 to $73,000.

The Ivy Credit Agreement was amended on February 7, 2020, to extend the maturity date to April 30, 2021 and amended on April 24, 2020, resulting in the credit facility being paid down from $73,000 to $69,000. The amendment also cancelled an $8,000 mandatory repayment due on April 30, 2020, raised the cap on allowable dividends to be paid by CCFI Funding II, LLC to its parent to $7,000 per month, temporarily reduced collateral coverage requirements, increased the advance rate on eligible receivables, and temporarily suspended an adjusted EBITDA test until September 30, 2020, which test will be based on new covenant levels to be determined.

The $1,425 term note was amended on November 22, 2019, to extend the maturity date to November 22, 2024, and increased the interest rate to 4.75%.

Capital structure and concerns about Company’s ability to continue as a going concern

The Company’s indebtedness includes $69,000 outstanding under the Ivy Credit Agreement that is due in the second quarter of 2021, and its expected cash position will not be sufficient to repay this indebtedness as it becomes due. Declining portfolio levels will have a negative impact on operating profits and liquidity and will impact our ability to meet the Ivy Credit Agreement and Revolving Credit Agreement covenants, which are enforceable by the agent of the holders of the Secured Note.

Management hired advisors to assist the Company with its capital structure. This engagement includes, but is not limited to, assisting the Company with efforts to amend its credit facilities, obtain waivers from its lenders, and to pursue other sources of capital.

While the Company believes that it will be successful in extending the maturity of the Ivy Credit Agreement and amending the Revolving Credit Agreements’ covenants, there is no assurance that the Company will be able to extend the maturity or otherwise refinance the Ivy Credit Agreement and amend the Ivy Credit Agreement and Revolving Credit Agreements’ covenants. Therefore, as of the issuance of our Form 10-Q, substantial doubt exists regarding the Company’s ability to continue as a going concern within one year after the date of issuance.

Any amendment to or refinancing of either credit agreement could result in an even higher interest rate and may require us to comply with more burdensome restrictive covenants, which may have a material adverse effect on our business, ability to meet our payment obligations, financial condition, and results of operations.

Note 6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2020, and December 31, 2019, consisted of the following:

	June 30,	December 31,
	2020	2019
Accounts payable	$6,667	$5,818
Accrued payroll and compensated absences	6,998	7,982
Wire transfers payable	2,421	1,244
Accrual for third-party losses	681	2,570
Debt buyer liability	3,442	3,474
Unearned CSO Fees	354	2,846
Bill payment service liability	651	897
Lease termination	232	467
Prepaid card liability	1,642	1,227
Other	3,281	3,670
	$26,369	$30,195

Note 7. Operating and Capital Lease Commitments and Total Rental Expense

The Company leases its facilities under various non-cancelable agreements, which require various minimum annual rentals and may also require the payment of normal common area maintenance on the properties.

All of the Company’s 494 leases are operating leases with renewal options and are included in right-of-use assets – operating leases, current portion of operating lease obligation and noncurrent operating lease obligation on our consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rates or implicit rates, when readily determinable. Short-term operating leases which have an initial term of 12 months or less are not recorded on the consolidated balance sheets. Variable lease costs include common area maintenance, real estate taxes and insurance for the Company’s operating leases.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Lease cost:
Operating lease cost	$4,261	$4,851	$8,752	$9,732
Short-term lease cost	1,517	1,068	3,017	2,115
Variable lease cost	382	21	680	37
Total lease cost	$6,160	$5,940	$12,449	$11,884

Other Information:
Payments included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,131	$4,798	$8,562	$9,617
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,555	$2,879	$7,593	$4,580
Weighted-average remaining lease term - operating leases	3.8 years	2.7 years	3.8 years	2.7 years
Weighted-average discount rate - operating leases	9.0%	9.0%	9.0%	9.0%

Future minimum lease payments for our operating leases as of June 30, 2020 were as follows:

Operating
Fiscal Years	Leases
Remaining 2020	$8,252
2021	14,002
2022	9,515
2023	5,696
2024	3,360
Thereafter	4,361
Total minimum lease payments	45,186
Less imputed interest	(6,977)
Present value of net minimum lease payments	38,209
Less current portion of operating lease obligation	(13,040)
Operating lease obligation	$25,169

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

The following table summarizes the allocation of the portfolio balance by state at June 30, 2020, and December 31, 2019:

	June 30, 2020		December 31, 2019
	Balance	Percentage of	Balance	Percentage of
State	Outstanding	Total Outstanding	Outstanding	Total Outstanding
Alabama	$7,785	14.3%	$12,079	12.3%
Arizona	7,324	13.5	11,807	12.0
California	9,492	17.4	26,454	26.9
Mississippi	5,410	9.9	8,747	8.9
Virginia	8,349	15.3	12,138	12.3
Other retail segment states	10,098	18.7	21,119	21.5
Other internet segment states	5,944	10.9	5,986	6.1
Total	$54,402	100.0%	$98,330	100.0%

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

A subsidiary of the Company previously offered a CSO product in Ohio until April 2019 and another subsidiary currently offers a CSO product in Texas to assist consumers in obtaining credit with unaffiliated third-party lenders. Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $2,733 and $12,096 at June 30, 2020, and December 31, 2019, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement. The total gross finance receivables for the Ohio CSO product consist of $113 and $7,143 in medium-term loans at June 30, 2020 and December 31, 2019, respectively. The total gross finance receivables for the Texas CSO product consist of $2,620 and $4,953 in short-term loans at June 30, 2020, and December 31, 2019, respectively.

Additionally, certain subsidiaries of ours entered into debt buying agreements with other third parties whereby the subsidiaries will purchase certain delinquent loans. Total gross finance receivables for which the Company recorded a debt buyer liability were $16,414 and $28,444 as of June 30, 2020 and December 31, 2019, and the debt buyer liability was $3,442 and $3,474, respectively. Total gross finance receivables by state for which the Company recorded a debt buyer liability were $11,180 and $26,381 in Ohio, and $5,234 and $2,063 in California as of June 30, 2020, and December 31, 2019, respectively.

Note 9. Contingencies

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

Note 10. Business Segments

The Company has elected to organize and report on its operations as two operating segments: Retail financial services and Internet financial services.

The following tables present summarized financial information for the Company’s segments:

	As of and for the three months ended June 30, 2020
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$166,086		$39,307			$205,393
Other Intangible Assets	2,407		15			2,422
Total Revenues	$45,727	100.0%	$5,948	100.0%		$51,675	100.0%
Provision for Loan Losses	4,537	9.9%	1,163	19.6%		5,700	11.0%
Depreciation and Amortization	4,066	8.9%	—	—%		4,066	7.9%
Other Operating Expenses	29,654	64.9%	582	9.7%		30,236	58.4%
Operating Gross Profit	7,470	16.3%	4,203	70.7%		11,673	22.7%
Interest Expense, net	8,787	19.2%	4,174	70.2%		12,961	25.1%
Depreciation and Amortization	851	1.9%	32	0.5%		883	1.7%
Other Corporate Expenses (a)	—	—	—	—	15,615	15,615	30.2%
Loss from Continuing Operations, before tax	(2,168)	(4.7)%	(3)	(0.1)%	(15,615)	(17,786)	(34.4)%

(a)	Represents expenses that are not allocated between reportable segments.

	As of and for the six months ended June 30, 2020
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$166,086		$39,307			$205,393
Other Intangible Assets	2,407		15			2,422
Total Revenues	$111,734	100.0%	$15,920	100.0%		$127,654	100.0%
Provision for Loan Losses	19,505	17.5%	5,924	37.2%		25,429	19.9%
Depreciation and Amortization	8,646	7.7%	—	—%		8,646	6.8%
Other Operating Expenses	63,384	56.7%	1,779	11.2%		65,163	50.9%
Operating Gross Profit	20,199	18.1%	8,217	51.6%		28,416	22.4%
Interest Expense, net	17,441	15.6%	8,719	54.8%		26,160	20.5%
Depreciation and Amortization	1,777	1.6%	63	0.4%		1,840	1.4%
Goodwill Impairment	11,288	10.1%	—	—		11,288	8.8%
Other Corporate Expenses (a)	—	—	—	—	33,830	33,830	26.5%
Loss from Continuing Operations, before tax	(10,307)	(9.2)%	(565)	(3.5)%	(33,830)	(44,702)	(35.0)%

(a)	Represents expenses that are not allocated between reportable segments.

	As of and for the three months ended June 30, 2019
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$237,530		$28,238			$265,768
Goodwill	11,288		—			11,288
Other Intangible Assets	2,785		108			2,893
Total Revenues	$71,535	100.0%	$10,958	100.0%		$82,493	100.0%
Provision for Loan Losses	19,512	27.3%	5,834	53.2%		25,346	30.7%
Depreciation and Amortization	5,147	7.2%	—	—%		5,147	6.2%
Other Operating Expenses	32,475	45.4%	1,283	11.7%		33,758	41.0%
Operating Gross Profit	14,401	20.1%	3,841	35.1%		18,242	22.1%
Interest Expense, net	8,011	11.2%	3,864	35.3%		11,875	14.4%
Depreciation and Amortization	1,435	2.0%	32	0.3%		1,467	1.8%
Other Corporate Expenses (a)	—	—	—	—	17,538	17,538	21.3%
Loss from Continuing Operations, before tax	4,955	6.9%	(55)	(0.5)%	(17,538)	(12,638)	(15.3)%

(a)Represents expenses that are not allocated between reportable segments

	As of and for the six months ended June 30, 2019
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$237,530		$28,238			$265,768
Goodwill	11,288		—			11,288
Other Intangible Assets	2,785		108			2,893
Total Revenues	$147,519	100.0%	$21,470	100.0%		$168,989	100.0%
Provision for Loan Losses	36,762	24.9%	9,870	46.0%		46,632	27.6%
Depreciation and Amortization	13,352	9.1%	—	—%		13,352	7.9%
Other Operating Expenses	64,497	43.7%	2,415	11.2%		66,912	39.6%
Operating Gross Profit	32,908	22.3%	9,185	42.8%		42,093	24.9%
Interest Expense, net	15,908	10.8%	7,353	34.2%		23,261	13.8%
Depreciation and Amortization	2,823	1.9%	125	0.6%		2,948	1.7%
Other Corporate Expenses (a)	—	—	—	—	34,637	34,637	20.5%
Income (loss) from Continuing Operations, before tax	14,177	9.6%	1,707	8.0%	(34,637)	(18,753)	(11.1)%

(a)	Represents expenses that are not allocated between reportable segments.

Note 11. Income Taxes

The Company files a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by the individual states in which it operates. The effective tax rate for the six months ended June 30, 2020, is below the statutory rate due to the continued valuation allowance against its deferred tax assets. The Company had no liability recorded for unrecognized tax benefits at June 30, 2020, and December 31, 2019.

At June 30, 2020, the Company had gross deferred tax assets of $67,932 and a valuation allowance of $67,932. At December 31, 2019, the Company had gross deferred tax assets of $32,622, a net deferred tax liability of $16, and a valuation allowance of $32,606. The Company maintains a full valuation allowance against its deferred tax assets as it is more likely than not that the deferred tax assets will not be realized. In evaluating whether a valuation allowance is needed for the deferred tax assets, the Company considered the ability to carry net operating losses back to prior periods, reversing taxable temporary differences, and estimates of future taxable income. There have been no credits or net operating losses that have expired. The projections were evaluated in light of past operating results and considered the risks associated with generating future taxable income due to macroeconomic conditions in the markets in which the

Company operates, regulatory developments and cost containment. The Company will continue to evaluate the need for a valuation allowance against deferred tax assets in future periods and will adjust the allowance as necessary if it determines that it is more likely than not that some or all of the deferred tax assets will be realized.

Note 12. Transactions with Variable Interest Entities

Certain subsidiaries of the Company have limited agency agreements with unaffiliated third-party lenders under the CSO program. The agreements govern the terms by which the Company refers customers to that lender, on a nonexclusive basis, for a possible extension of credit, processes loan applications, and commits to reimburse the lender for any loans or related fees that were not collected from such customers. As of June 30, 2020, and December 31, 2019, the outstanding amount of active consumer loans guaranteed by the Company, which represents the Company’s maximum exposure, was $2,733 and $12,096, respectively. The outstanding amount of consumer loans with unaffiliated third-party lenders consists of $2,620 and $4,953 in short-term and $113 and $7,143 in medium-term loans at June 30, 2020, and December 31, 2019, respectively. The accrual for third party lender losses related to these obligations totaled $681 and $2,570 as of June 30, 2020, and December 31, 2019, respectively. This obligation is recorded as a current liability on the Company’s consolidated balance sheet.

Additionally, certain subsidiaries of ours entered into debt buying agreements with other third parties whereby the subsidiaries will purchase certain delinquent loans. Total gross finance receivables for which the Company recorded a debt buyer liability were $16,414 and $28,444 as of June 30, 2020 and December 31, 2019, respectively. The debt buyer liability was $3,442 and $3,474 as of June 30, 2020 and December 31, 2019, respectively, and is recorded as a current liability on the consolidated balance sheet. The Company has determined that the lenders are Variable Interest Entities (“VIEs”) but that the Company is not the primary beneficiary of the VIEs. Therefore, the Company has not consolidated the lenders.

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

Overview

We are a leading provider of alternative financial services to unbanked and under-banked consumers. We were formed in 2018 and continued, without interruption, the business and operations of Community Choice Financial Inc. We provide our customers a variety of financial products and services, including short-term and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of our customers. Through our retail focused business model, we provide our customers immediate access to high quality financial services at competitive rates through the channel most convenient for them. As of June 30, 2020, we operated 467 retail locations across 12 states and were licensed to deliver similar financial services over the internet in 28 states.

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

Factors Affecting Our Results of Operations

Retail Platform

The chart below sets forth certain information regarding our retail presence and number of states served via the internet as of and for the year ended December 31, 2019, and the six months ended June 30, 2020.

	Year Ended	Six Months
	December 31,	Ended June 30,
	2019	2020
# of Locations
Beginning of Period	471	484
Opened	23	—
Closed	10	17
End of Period	484	467

Number of states licensed for our internet operations	28	28

The following table provides the geographic composition of our physical locations as of December 31, 2019, and June 30, 2020:

	December 31,	June 30,
	2019	2020
Alabama	39	39
Arizona	26	25
California	148	137
Florida	14	14
Indiana	21	21
Kentucky	15	15
Michigan	13	13
Mississippi	48	48
Ohio	111	106
Oregon	2	2
Tennessee	21	21
Virginia	26	26
	484	467

In addition, the Company is licensed to provide internet financial services in the following states: Alabama, Alaska, California, Delaware, Florida, Hawaii, Idaho, Indiana, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, and Wyoming.

Changes in Legislation & Regulation

On October 5, 2017, the Consumer Financial Protection Bureau (“CFPB”) released its final Payday, Vehicle Title and Certain High-Cost Installment Loan Rules (“CFPB Rule”). The CFPB Rule is being challenged in a lawsuit filed by the Community Financial Services Association (“CFSA”) of America and Consumer Service Alliance of Texas

on April 9, 2018, filed in the U.S. District Court for the Western District of Texas, Austin Division, which we refer to as the CFSA Litigation. The CFPB Rule was published in the Federal Register on November 17, 2017, and but for the CFPB’s February 6, 2019, proposal to rescind a portion of those rules and a stay of the effective date of the CFPB Rules entered in the CFSA Litigation, the CFPB Rule would have become fully effective in August 2019. On July 7, 2020, the CFPB revoked the portion of the CFPB Rule involving the ability-to-repay (“ATR”) requirements for “covered short-term loans” and “covered longer-term balloon-payment loans,” as well as payment limitations on these loans and “covered longer-term loans.” Covered short-term loans are consumer loans with a term of 45 days or less. Covered longer-term balloon payment loans include consumer loans with a term of more than 45 days where (i) the loan is payable in a single payment, (ii) any payment is more than twice any other payment, or (iii) the loan is a multiple advance loan that may not fully amortize by a specified date and the final payment could be more than twice the amount of other minimum payments. Covered longer-term loans are consumer loans with a term of more than 45 days where (i) the total cost of credit exceeds an annual rate of 36%, and (ii) the lender obtains a form of “leveraged payment mechanism” giving the lender a right to initiate transfers from the consumer’s account. Post-dated checks, authorizations to initiate automated clearing house (“ACH”) payments and authorizations to initiate prepaid or debit card payments are all leveraged payment mechanisms under the CFPB Rule.

Under the revoked portion of the CFPB Rule, the lender would have had to choose between the following two options:

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

The portion of the CFPB Rule addressing the “penalty fee prevention” provision, would have become effective but for the stay entered in the CFSA Litigation on August 19, 2019. This provision was ratified on July 7, 2020 in response to the U.S. Supreme Court’s July 2020 decision in Seila Law LLC vs. CFPB, which held that, the CFPB Director must be removable at the will of the President. Under the penalty fee prevention provisions:

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

It is possible that some or all of a ratified portion of the CFPB Rule, which will take effect 90 days after its publication in the federal register, will be subject to additional legal challenge by other trade groups or other private parties, and the effect of the CFPB’s ratification on the litigation initiated by the CFSA is unknown.

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

COVID-19 Pandemic

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a "Public Health Emergency of International Concern" and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographic areas in which the Company operates. In response to COVID-19, the Company had the majority of its corporate employees working remotely through June 29, 2020 and has restricted operating hours at certain retail locations in order to ensure the safety or our employees and customers.

It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company. As of June 30, 2020, the Company had experienced a significant decline in the demand for its products and services, and portfolio levels have declined because of the COVID-19 pandemic. Declining portfolio levels will have a negative impact on operating profits and liquidity and will impact our ability to meet all debt financing and covenant obligations. The Company has updated its five-year operating plan to reflect the likely significant adverse macroeconomic effects COVID-19 will have on the Company’s principal markets and customers, resulting in a large decrease in the fair value of its senior PIK notes and a full impairment of goodwill as of March 31, 2020. Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including the allowance for loan losses and valuation allowances on deferred tax assets. Further, the Company’s liquidity and access to capital, including its ability to refinance or otherwise extend the maturity of the Ivy Credit Agreement, or comply with the covenant requirements of the Ivy Credit Agreement and Revolving Credit Agreement, could be materially adversely impacted by the pandemic, which could result in a default and related acceleration of our obligations under these agreements.

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

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term products typically range in size from $100 to $1,000, with a maturity between fourteen and thirty days, and an agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. Statutes vary from state-to-state permitting charging fees of 5% to 27%, to charging interest up to 25% per month. The customers repay the cash advances by making cash payments or allowing the check or preauthorized debit to be presented. Secured short-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represented 14.2% and 19.2% of short-term consumer loans at December 31, 2019, and June 30, 2020, respectively.

Medium-term consumer loans can be unsecured or secured with a maturity of three months up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000. These consumer loans vary in structure depending upon the regulatory environment where they are offered. The consumer loans are due in installments or provide for a line of credit with periodic monthly payments. Secured medium-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represented 15.4% and 11.9% of medium-term consumer loans at December 31, 2019, and June 30, 2020, respectively.

Total finance receivables, net of unearned advance fees and allowance for loan losses on the consolidated balance sheet as of December 31, 2019, and June 30, 2020, were $82.0 million and $42.7 million, respectively. The allowance for loan losses as of December 31, 2019, and June 30, 2020, were $13.8 million and $10.6 million, respectively. At December 31, 2019, and June 30, 2020, the allowance for loan losses was 14.4% and 19.9%, respectively, of total finance receivables, net of unearned advance fees.

Finance receivables, net as of December 31, 2019, and June 30, 2020, are as follows (in thousands):

	December 31,	June 30,
	2019	2020
Finance Receivables, net of unearned advance fees	$95,823	$53,335
Less: Allowance for loan losses	13,828	10,599
Finance Receivables, Net	$81,995	$42,736

The total changes to the allowance for loan losses for the three months and six months ended June 30, 2019 and 2020, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Allowance for loan losses
Beginning of Period	$6,039	$11,420	$3,474	$13,828
Provisions for loan losses	16,524	3,754	31,029	17,379
Charge-offs, net	(9,114)	(4,575)	(21,054)	(20,608)
End of Period	$13,449	$10,599	$13,449	$10,599
Allowance as a percentage of finance receivables, net of unearned advance fees	14.4%	19.9%	14.4%	19.9%

The provision for loan losses for the three months ended June 30, 2019 and 2020, includes losses from returned items from check cashing of $1.2 million and $0.7 million, and third-party lender losses of $3.3 million and $-0- million, and debt buyer liability costs of $4.3 million and $1.3 million, respectively. The provision for loan losses for the six months ended June 30, 2019 and 2020, includes losses from returned items from check cashing of $2.3 million and $2.0 million, and third-party lender losses of $9.1 million and $1.9 million, and debt buyer liability costs of $4.3 million and $4.1 million, respectively.

A subsidiary of the Company guarantees loans with third-party lenders under the CSO model. As of December 31, 2019, and June 30, 2020, the outstanding amount of active consumer loans were $12.1 million and $2.7 million, respectively, consisting of $5.0 million and $2.6 million in short-term, and $7.1 million and $0.1 million in medium-term loans, respectively. We accrue for these obligations through management’s estimation of anticipated purchases based on expected losses in the third-party lender’s portfolio. This obligation is recorded as a current liability on our balance sheet and was $2.6 million and $0.7 million as of December 31, 2019, and June 30, 2020, respectively. A subsidiary of the Company has also entered into certain debt buying arrangements to leverage our expertise in collecting delinquent loans. Total gross receivables for which the Company recorded a debt buyer liability were $28.4 million and $16.4 million, and the Company reserved $3.5 million and $3.4 million, for this debt buying liability as of December 31, 2019 and June 30, 2020, respectively.

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

Due to the macroeconomic effects of the COVID-19 pandemic, the Company conducted a test for impairment of goodwill as of March 31, 2020 for the Retail financial services reporting unit and concluded that our Retail financial services reporting unit had an impairment of $11.3 million. The Company’s goodwill was fully impaired as of March 31, 2020. Intangible assets were determined to be not impaired as of June 30, 2020.

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

As of June 30, 2020, the Company had a valuation allowance on its deferred tax assets as it was more likely than not that approximately $67.9 million of net deferred tax assets would not be realized in the foreseeable future. Based on a pre-tax loss of $44.7 million for the six months ended June 30, 2020, and the projected reversal of temporary items, the Company continues to maintain a full valuation allowance against its deferred tax assets.

Fair Value of PIK Notes

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

The fair value of the PIK Notes is determined using an approach that considered both a Black Scholes option price methodology and the intrinsic value of the notes on an ‘‘as-if-converted’’ basis. This approach was selected because the PIK Notes are expected to be converted to equity upon redemption and the face value of the PIK Notes is greater than the enterprise value of the Company.

The change in the fair value of the PIK Notes of $36.7 million and $9.5 million during the three months ended, and $74.2 million and ($5.2 million) during the six months ended June 30, 2020, and 2019, respectively, has been recognized in other comprehensive income as the entire change in fair value is attributable to the instrument-specific credit risk of the PIK Notes. We measure the fair value of the PIK Notes on a quarterly basis using a similar methodology, unless there is a quoted market price that can be used instead.

Results of Operations

Three Months Ended June 30, 2020, compared to the Three Months Ended June 30, 2019

The following table sets forth key operating data for the three months ended June 30, 2020, and 2019 (dollars in thousands):

	Three Months Ended June 30,
	2019	2020	Increase (Decrease)		2019	2020

					(Percent of Revenue)

Total Revenues	$82,493	$51,675	$(30,818)	(37.4%)	100.0%	100.0%
Operating Expenses
Salaries and benefits	17,396	12,759	(4,637)	(26.7%)	21.1%	24.7%
Provision for losses	25,346	5,700	(19,646)	(77.5%)	30.7%	11.0%
Occupancy	8,409	8,373	(36)	(0.4%)	10.2%	16.2%
Advertising and marketing	795	1,504	709	89.2%	1.0%	2.9%
Depreciation and amortization	5,147	4,066	(1,081)	(21.0%)	6.2%	7.9%
Other operating expenses	7,158	7,600	442	6.2%	8.7%	14.7%
Total Operating Expenses	64,251	40,002	(24,249)	(37.7%)	77.9%	77.4%
Income from Operations	18,242	11,673	(6,569)	(36.0%)	22.1%	22.6%
Corporate and other expenses
Corporate expenses	17,538	15,615	(1,923)	(11.0%)	21.3%	30.2%
Depreciation and amortization	1,467	883	(584)	(39.8%)	1.8%	1.7%
Interest expense, net	11,875	12,961	1,086	9.1%	14.4%	25.1%
Income tax expense	4	218	214	0.0%	—	0.4%
Total corporate and other expenses	30,884	29,677	(1,207)	(3.9%)	37.4%	57.4%
Net loss	$(12,642)	$(18,004)	$(5,362)	(42.4%)	(15.3%)	(34.8%)

Operating Metrics

The following tables set forth key loan and check cashing operating data as of and for the three months ended June 30, 2020, and 2019:

	Three Months Ended
	June 30,
	2019	2020
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$250,066	$133,936
Number of loan transactions (in thousands)	687	339
Average new loan size	$364	$395
Average fee per new loan	$46.21	$49.41
Loan loss provision (in thousands)	$9,066	$266
Loan loss provision as a percentage of loan volume	3.6%	0.2%
Secured loans as percentage of total at June 30th	13.3%	19.2%
Medium-term Loan Operating Data (unaudited):
Balance outstanding (in thousands)	$38,338	$21,918
Number of loans outstanding	40,119	26,590
Average balance outstanding	$956	$824
Weighted average monthly percentage rate	18.0%	18.6%
Allowance as a percentage of finance receivables	29.3%	41.0%
Loan loss provision (in thousands)	$7,458	$3,488
Secured loans as percentage of total at June 30th	14.7%	11.9%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$426,898	$414,166
Number of checks cashed (in thousands)	677	562
Face amount of average check	$631	$737
Average fee per check	$18.87	$25.16
Returned check expense (in thousands)	$1,243	$712
Returned check expense as a percent of face amount of checks cashed	0.3%	0.2%

Revenue

	Three Months Ended June 30,
(dollars in thousands)	2019	2020	Increase (Decrease)		2019	2020

					(Percent of Revenue)
Short-term Consumer Loan Fees and Interest	$31,766	$16,735	$(15,031)	(47.3%)	38.5%	32.4%
Medium-term Consumer Loan Fees and Interest	14,867	9,258	(5,609)	(37.7%)	18.0%	17.9%
Credit Service Fees	16,688	2,039	(14,649)	(87.8%)	20.2%	3.9%
Check Cashing Fees	12,774	14,147	1,373	10.7%	15.5%	27.4%
Prepaid Debit Card Services	2,681	2,906	225	8.4%	3.2%	5.6%
Other Income	3,717	6,590	2,873	77.3%	4.6%	12.8%
Total Revenue	$82,493	$51,675	$(30,818)	(37.4%)	100.0%	100.0%

Total revenue for the three months ended June 30, 2020, decreased $30.8 million, or 37.4%, as compared to the same period in the prior year. The decrease is primarily the result of decreased short-term consumer loan fees, credit service fees and medium-term consumer loan fees partially offset by increases in check cashing fees and other income.

Revenue from short-term consumer loan fees and interest for the three months ended June 30, 2020, decreased $15.0 million, or 47.3%, as compared to the same period in the prior year, primarily due to the contraction of the short-term portfolios in the Retail segment as a result of the COVID-19 pandemic.

Revenue from medium-term consumer loans for the three months ended June 30, 2020, decreased $5.6 million, or 37.7%, as compared to the same period in the prior year, primarily due to the contraction of the medium-term portfolios in the Retail segment as a result of the COVID-19 Pandemic, and a regulatory change preventing the medium-term product from being offered in a certain market.

Revenue from CSO fees for the three months ended June 30, 2020, decreased $14.6 million, or 87.8%, compared to the same period in the prior year, primarily related to the discontinued CSO product in our Retail segment.

Revenue from check cashing fees for the three months ended June 30, 2020, increased $1.4 million, or 10.7%, compared to the same period in the prior year, primarily as the result of an increase in the average fee per check.

Other income for the three months ended June 30, 2020, increased $2.9 million, or 77.3%, compared to the same period in the prior year, primarily as the results of commissions earned for bill pay services in certain markets.

Operating Expenses

	Three Months Ended June 30,
(dollars in thousands)	2019	2020	Increase (Decrease)		2019	2020

					(Percent of Revenue)

Salaries	$17,396	$12,759	$(4,637)	(26.7%)	21.1%	24.7%
Provision for Loan Losses	25,346	5,700	(19,646)	(77.5%)	30.7%	11.0%
Occupancy	8,409	8,373	(36)	(0.4%)	10.2%	16.2%
Depreciation & Amortization	5,147	4,066	(1,081)	(21.0%)	6.2%	7.9%
Advertising & Marketing	795	1,504	709	89.2%	1.0%	2.9%
Bank Charges	1,597	1,907	310	19.4%	1.9%	3.7%
Store Supplies	372	317	(55)	(14.8%)	0.5%	0.6%
Collection Expenses	252	326	74	29.4%	0.3%	0.6%
Telecommunications	1,365	1,493	128	9.4%	1.7%	2.9%
Security	620	563	(57)	(9.2%)	0.8%	1.1%
License & Other Taxes	331	315	(16)	(4.8%)	0.4%	0.6%
Loss on Asset Disposal	73	141	68	100.0%	0.1%	0.3%
Verification Processes	565	242	(323)	(57.2%)	0.7%	0.5%
Other Operating Expenses	1,983	2,296	313	15.8%	2.4%	4.4%
Total Operating Expenses	64,251	40,002	(24,249)	(37.7%)	77.9%	77.4%
Income from Operations	$18,242	$11,673	$(6,569)	(36.0%)	22.1%	22.6%

Total operating expenses decreased by $24.2 million, or 37.7%, for the three months ended June 30, 2020, as compared to the same period in the prior year, primarily due to the decrease in salaries, provision for loan losses, and depreciation.

Salaries decreased by $4.6 million, or 26.7%, for the three months ended June 30, 2020, as compared to the prior period, primarily due to the closure of underperforming retail locations and restricted operating hours at certain retail locations.

The provision for loan losses decreased by $19.6 million, or 77.5%, for the three months ended June 30, 2020, as compared to the same period in the prior year, primarily as the result of decreases in the provision for short-term consumer loans, medium-term consumer loans and CSO loans.

Depreciation decreased by $1.1 million, or 21.0%, for the three months ended June 30, 2020, as compared to the prior period, primarily as a result of a large portion of property, leasehold improvements, and equipment becoming fully depreciated during the year ended December 31, 2019.

Corporate and Other Expenses

	Three Months Ended June 30,
	2019	2020	Increase (Decrease)		2019	2020

				(Percent)	(Percent of Revenue)
Corporate Expenses	$17,538	$15,615	$(1,923)	(11.0%)	21.2%	30.2%
Depreciation & Amortization	1,467	883	(584)	(39.8%)	1.8%	1.7%
Interest expense, net	11,875	12,961	1,086	9.1%	14.4%	25.1%
Income tax expense (benefit)	4	218	214	100.0%	0.0%	0.4%
Total Corporate and Other Expenses	$30,884	$29,677	$(1,207)	(3.9%)	37.4%	57.4%

Corporate expenses decreased by $1.9 million, or 11.0%, for the three months ended June 30, 2020, as compared to the same period in the prior year, primarily as the result of reduced costs for corporate salaries and employee insurance.

Interest expense increased by $1.1 million, or 9.1%, for the three months ended June 30, 2020, as compared to the prior year’s period, primarily due to the increase in the principal amount of the senior PIK notes.

Business Segment Results of Operations for the Three Months Ended June 30, 2020, and June 30, 2019

The following tables present summarized financial information for our segments:

	As of and for the three months ended June 30, 2020
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$166,086		$39,307			$205,393
Other Intangible Assets	2,407		15			2,422
Total Revenues	$45,727	100.0%	$5,948	100.0%		$51,675	100.0%
Provision for Loan Losses	4,537	9.9%	1,163	19.6%		5,700	11.0%
Depreciation and Amortization	4,066	8.9%	—	—%		4,066	7.9%
Other Operating Expenses	29,654	64.9%	582	9.7%		30,236	58.4%
Operating Gross Profit	7,470	16.3%	4,203	70.7%		11,673	22.7%
Interest Expense, net	8,787	19.2%	4,174	70.2%		12,961	25.1%
Depreciation and Amortization	851	1.9%	32	0.5%		883	1.7%
Other Corporate Expenses (a)	—	—	—	—	15,615	15,615	30.2%
Loss from Continuing Operations, before tax	(2,168)	(4.7)%	(3)	(0.1)%	(15,615)	(17,786)	(34.4)%

(a)	Represents expenses that are not allocated between reportable segments.

	As of and for the three months ended June 30, 2019
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$237,530		$28,238			$265,768
Goodwill	11,288		—			11,288
Other Intangible Assets	2,785		108			2,893
Total Revenues	$71,535	100.0%	$10,958	100.0%		$82,493	100.0%
Provision for Loan Losses	19,512	27.3%	5,834	53.2%		25,346	30.7%
Depreciation and Amortization	5,147	7.2%	—	—%		5,147	6.2%
Other Operating Expenses	32,475	45.4%	1,283	11.7%		33,758	41.0%
Operating Gross Profit	14,401	20.1%	3,841	35.1%		18,242	22.1%
Interest Expense, net	8,011	11.2%	3,864	35.3%		11,875	14.4%
Depreciation and Amortization	1,435	2.0%	32	0.3%		1,467	1.8%
Other Corporate Expenses (a)	—	—	—	—	17,538	17,538	21.3%
Loss from Continuing Operations, before tax	4,955	6.9%	(55)	(0.5)%	(17,538)	(12,638)	(15.3)%

(a)	Represents expenses that are not allocated between reportable segments.

Retail Financial Services

Retail financial services represented 88.5%, or $45.7 million, of consolidated revenues for the three months ended June 30, 2020, which was a decrease of $25.8 million, or 36.0%, over the prior period, primarily as a result of a decrease in short-term consumer loan fees and credit services fees. However, revenue from check cashing, and other income for the Retail segment increased by $1.4 million and $3.0 million, respectively, for the three months ended June 30, 2020, compared to the prior year period.

Internet Financial Services

For the three months ended June 30, 2020, total revenues contributed by our Internet financial services segment were $5.9 million, a decrease of $5.0 million, or 45.7%, over the prior year comparable period, primarily as a result of contraction of portfolios primarily as a result of the COVID-19 pandemic, and regulatory changes in a certain market. However, provision for loan losses decreased as a percentage of revenue from 53.2% to 19.6%, and operating gross profit increased as a percentage of revenue from 35.1% to 70.7% for the three months ended June 30, 2020 compared to the prior year comparable period.

Six Months Ended June 30, 2020, compared to the Six Months Ended June 30, 2019

The following table sets forth key operating data for the six months ended June 30, 2020, and 2019 (dollars in thousands):

	Six Months Ended June 30,
	2019	2020	Increase (Decrease)		2019	2020

					(Percent of Revenue)

Total Revenues	$168,989	$127,654	$(41,335)	(24.5%)	100.0%	100.0%
Operating Expenses
Salaries and benefits	34,242	29,622	(4,620)	(13.5%)	20.3%	23.2%
Provision for losses	46,632	25,429	(21,203)	(45.5%)	27.6%	19.9%
Occupancy	16,947	17,149	202	1.2%	10.0%	13.4%
Advertising and marketing	1,572	2,314	742	47.2%	0.9%	1.8%
Depreciation and amortization	13,352	8,646	(4,706)	(35.2%)	7.9%	6.8%
Other operating expenses	14,151	16,078	1,927	13.6%	8.4%	12.6%
Total Operating Expenses	126,896	99,238	(27,658)	(21.8%)	75.1%	77.7%
Income from Operations	42,093	28,416	(13,677)	(32.5%)	24.9%	22.3%
Corporate and other expenses
Corporate expenses	34,637	33,830	(807)	(2.3%)	20.5%	26.5%
Depreciation and amortization	2,948	1,840	(1,108)	(37.6%)	1.7%	1.4%
Interest expense, net	23,261	26,160	2,899	12.5%	13.8%	20.5%
Goodwill impairment	—	11,288	11,288	100.0%	—	8.8%
Income tax expense	17	276	259	1523.5%	—	0.2%
Total corporate and other expenses	60,863	73,394	12,531	20.6%	36.0%	57.5%
Net loss	$(18,770)	$(44,978)	$(26,208)	(139.6%)	(11.1%)	(35.2%)

Operating Metrics

The following tables set forth key loan and check cashing operating data as of and for the six months ended June 30, 2020, and 2019:

	Six Months Ended
	June 30,
	2019	2020
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$497,533	$371,908
Number of loan transactions (in thousands)	1,369	966
Average new loan size	$363	$385
Average fee per new loan	$47.22	$49.74
Loan loss provision (in thousands)	$16,638	$8,335
Loan loss provision as a percentage of loan volume	3.3%	2.2%
Secured loans as percentage of total at June 30th	13.3%	19.2%
Medium-term Loan Operating Data (unaudited):
Balance outstanding (in thousands)	$38,338	$21,918
Number of loans outstanding	40,119	26,590
Average balance outstanding	$956	$824
Weighted average monthly percentage rate	18.0%	18.6%
Allowance as a percentage of finance receivables	29.3%	41.0%
Loan loss provision (in thousands)	$14,391	$9,044
Secured loans as percentage of total at June 30th	14.7%	11.9%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$863,285	$845,494
Number of checks cashed (in thousands)	1,362	1,205
Face amount of average check	$634	$702
Average fee per check	$18.57	$24.36
Returned check expense (in thousands)	$2,266	$2,032
Returned check expense as a percent of face amount of checks cashed	0.3%	0.2%

Revenue

	Six Months Ended June 30,
	2019	2020	Increase (Decrease)		2019	2020

					(Percent of Revenue)
Short-term Consumer Loan Fees and Interest	$64,655	$48,047	$(16,608)	(25.7%)	38.3%	37.6%
Medium-term Consumer Loan Fees and Interest	30,807	22,461	(8,346)	(27.1%)	18.2%	17.6%
Credit Service Fees	34,794	7,675	(27,119)	(77.9%)	20.6%	6.0%
Check Cashing Fees	25,294	29,336	4,042	16.0%	15.0%	23.0%
Prepaid Debit Card Services	5,896	5,399	(497)	(8.4%)	3.5%	4.2%
Other Income	7,543	14,736	7,193	95.4%	4.4%	11.6%
Total Revenue	$168,989	$127,654	$(41,335)	(24.5%)	100.0%	100.0%

Total revenue for the six months ended June 30, 2020, decreased $41.3 million, or 24.5%, as compared to the same period in the prior year. The decrease is primarily the result of decreased credit service fees, short-term consumer loan fees and medium-term consumer loan fees partially offset by increases in check cashing fees and other income.

Revenue from short-term consumer loan fees and interest for the six months ended June 30, 2020, decreased $16.6 million, or 25.7%, as compared to the same period in the prior year, primarily due to the contraction of the short-term portfolios in the Retail segment as a result of the COVID-19 pandemic.

Revenue from medium-term consumer loans for the six months ended June 30, 2020, decreased $8.3 million, or 27.1%, as compared to the same period in the prior year, primarily due to the contraction of the medium-term portfolios in the Retail segment as a result of the COVID-19 pandemic, and a regulatory change preventing the medium-term product from being offered in a certain market.

Revenue from CSO fees for the six months ended June 30, 2020, decreased $27.1 million, or 77.9%, compared to the same period in the prior year, primarily related to the discontinued CSO product in our Retail segment.

Revenue from check cashing fees for the six months ended June 30, 2020, increased $4.1 million, or 16.0%, compared to the same period in the prior year, primarily as the result of an increase in the average fee per check.

Other income for the six months ended June 30, 2020, increased $7.2 million, or 95.4%, compared to the same period in the prior year, primarily as the results of commissions earned for bill pay services in certain markets.

Operating Expenses

	Six Months Ended June 30,
	2019	2020	Increase (Decrease)		2019	2020

				(Percent)	(Percent of Revenue)

Salaries	$34,242	$29,622	$(4,620)	(13.5%)	20.3%	23.2%
Provision for Loan Losses	46,632	25,429	(21,203)	(45.5%)	27.6%	19.9%
Occupancy	16,947	17,149	202	1.2%	10.0%	13.4%
Depreciation & Amortization	13,352	8,646	(4,706)	(35.2%)	7.9%	6.8%
Advertising & Marketing	1,572	2,314	742	47.2%	0.9%	1.8%
Bank Charges	3,626	4,084	458	12.6%	2.1%	3.2%
Store Supplies	773	636	(137)	(17.7%)	0.5%	0.5%
Collection Expenses	579	712	133	23.0%	0.3%	0.6%
Telecommunications	2,731	2,983	252	9.2%	1.6%	2.3%
Security	1,174	1,029	(145)	(12.4%)	0.7%	0.8%
License & Other Taxes	636	676	40	6.3%	0.4%	0.5%
Loss on Asset Disposal	73	338	265	363.0%	0.0%	0.3%
Verification Processes	1,234	938	(296)	(24.0%)	0.7%	0.7%
Other Operating Expenses	3,325	4,682	1,357	40.8%	2.1%	3.7%
Total Operating Expenses	126,896	99,238	(27,658)	(21.8%)	75.1%	77.7%
Income from Operations	$42,093	$28,416	$(13,677)	(32.5%)	24.9%	22.3%

Total operating expenses decreased by $27.7 million, or 21.8%, for the six months ended June 30, 2020, compared to the same period in the prior year, primarily due to the decreases in salaries, provision for loan losses, and depreciation.

Salaries decreased by $4.6 million, or 13.5%, for the six months ended June30, 2020, as compared to the prior period, primarily due to the closure of underperforming retail locations and restricted operating hours at certain retail locations.

The provision for loan losses decreased by $21.2 million, or 45.5%, for the six months ended June 30, 2020, as compared to the same period in the prior year, primarily as the result of decreases in the provision for short-term consumer loans, medium-term consumer loans and CSO loans.

Depreciation decreased by $4.7 million, or 35.2%, for the six months ended June 30, 2020, as compared to the prior period, primarily as a result of a large portion of property, leasehold improvements, and equipment becoming fully depreciated during the year ended December 31, 2019.

Other operating expenses increased by $1.4 million, or 40.8%, for the six months ended June 30, 2020, as compared to the prior period, primarily due to an increase in other professional services and operating expenses.

Corporate and Other Expenses

	Six Months Ended June 30,
(dollars in thousands)	2019	2020	Increase (Decrease)		2019	2020

					(Percent of Revenue)
Corporate Expenses	$34,637	$33,830	$(807)	(2.3%)	20.4%	26.5%
Depreciation & Amortization	2,948	1,840	(1,108)	(37.6%)	1.7%	1.4%
Interest expense, net	23,261	26,160	2,899	12.5%	13.8%	20.5%
Goodwill Impairment	—	11,288	11,288	100.0%	—	8.8%
Income tax expense	17	276	259	(100.0%)	—	0.2%
Total Corporate and Other Expenses	$60,863	$73,394	$12,531	20.6%	35.9%	57.5%

Total corporate and other expenses increased by $12.5 million, or 20.6%, for the six months ended June 30, 2020, as compared to the same period in the prior year, primarily as the result of the goodwill impairment and increase in interest expense.

Interest expense increased by $2.9 million, or 12.5%, for the six months ended June 30, 2020, as compared to the prior year’s period. The increase is primarily due to increases in the principal amount of a subsidiary note and the senior PIK notes.

The $11.3 million goodwill impairment for the current period was recorded when the Company determined that the Retail segment was fully impaired after testing goodwill for impairment based on the triggering event from the macroeconomic effects of the COVID-19 pandemic.

Business Segment Results of Operations for the Three Months Ended June 30, 2020, and June 30, 2019

The following tables present summarized financial information for our segments:

	As of and for the six months ended June 30, 2020
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$166,086		$39,307			$205,393
Other Intangible Assets	2,407		15			2,422
Total Revenues	$111,734	100.0%	$15,920	100.0%		$127,654	100.0%
Provision for Loan Losses	19,505	17.5%	5,924	37.2%		25,429	19.9%
Depreciation and Amortization	8,646	7.7%	—	—%		8,646	6.8%
Other Operating Expenses	63,384	56.7%	1,779	11.2%		65,163	50.9%
Operating Gross Profit	20,199	18.1%	8,217	51.6%		28,416	22.4%
Interest Expense, net	17,441	15.6%	8,719	54.8%		26,160	20.5%
Depreciation and Amortization	1,777	1.6%	63	0.4%		1,840	1.4%
Goodwill Impairment	11,288	10.1%	—	—		11,288	8.8%
Other Corporate Expenses (a)	—	—	—	—	33,830	33,830	26.5%
Loss from Continuing Operations, before tax	(10,307)	(9.2)%	(565)	(3.5)%	(33,830)	(44,702)	(35.0)%

(a)	Represents expenses that are not allocated between reportable segments.

	As of and for the six months ended June 30, 2019
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$237,530		$28,238			$265,768
Goodwill	11,288		—			11,288
Other Intangible Assets	2,785		108			2,893
Total Revenues	$147,519	100.0%	$21,470	100.0%		$168,989	100.0%
Provision for Loan Losses	36,762	24.9%	9,870	46.0%		46,632	27.6%
Depreciation and Amortization	13,352	9.1%	—	—%		13,352	7.9%
Other Operating Expenses	64,497	43.7%	2,415	11.2%		66,912	39.6%
Operating Gross Profit	32,908	22.3%	9,185	42.8%		42,093	24.9%
Interest Expense, net	15,908	10.8%	7,353	34.2%		23,261	13.8%
Depreciation and Amortization	2,823	1.9%	125	0.6%		2,948	1.7%
Other Corporate Expenses (a)	—	—	—	—	34,637	34,637	20.5%
Income (loss) from Continuing Operations, before tax	14,177	9.6%	1,707	8.0%	(34,637)	(18,753)	(11.1)%

(a)	Represents expenses that are not allocated between reportable segments.

Retail Financial Services

Retail financial services represented 87.5%, or $111.7 million, of consolidated revenues for the six months ended June 30, 2020, which was a decrease of $35.8 million, or 24.3%, over the prior period, primarily as a result of a decrease in short-term consumer loan fees and credit services fees. However, revenue from check cashing, and other income for the Retail segment increased by $4.0 million and $7.3 million, respectively, for the six months ended June 30, 2020, compared to the prior year period.

Internet Financial Services

For the six months ended June 30, 2020, total revenues contributed by our Internet financial services segment were $15.9 million, a decrease of $5.6 million, or 25.8%, over the prior year comparable period, primarily as a result of contracting portfolios as a result of the COVID-19 pandemic, and regulatory changes in a certain market. However, provision for loan losses decreased as a percentage of revenue from 46.0% to 37.2%, and operating gross profit increased as a percentage of revenue from 42.8% to 51.6% for the six months ended June 30, 2020 compared to the prior year comparable period.

Six Month Cash Flow Analysis

The table below summarizes our cash flows for the six months ended June 30, 2020, and 2019.

	Six Months Ending June 30,
(in thousands)	2019	2020
Net Cash Provided by Operating Activities	$54,958	$19,913
Net Cash Provided by (Used in) Investing Activities	(44,954)	9,440
Net Cash Used in Financing Activities	(3,502)	(6,007)
Net Increase in Cash and Cash Equivalents and Restricted Cash	$6,502	$23,346

Cash Flows from Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2020 and 2019, were $19.9 million and $55.0 million, respectively. Net income, net of the non-cash impact of the provision for loan losses, goodwill impairment, depreciation, and interest on PIK notes was $18.6 million and $58.9 million for the six months ended June 30, 2020 and 2019, respectively.

Cash Flows from Investing Activities. The $54.3 million increase in net cash provided by investing activities for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, is primarily due to $55.0 million less in loan originations.

Cash Flows from Financing Activities. The $2.5 million increase in net cash used in financing activities for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, is primarily due to the paydown of the Ivy Credit Agreement required by the April 2020 amendment.

Capital Expenditures

During the six months ended June 30, 2019 and 2020, the Company spent $2.7 million and $4.6 million, respectively, on capital expenditures primarily for maintenance on certain retail locations.

Capital structure and concerns about Company’s ability to continue as a going concern

The Company’s indebtedness includes $69.0 million outstanding under the Ivy Credit Agreement that is due in the second quarter of 2021, and its expected cash position will not be sufficient to repay this indebtedness as it becomes due. Declining portfolio levels will have a negative impact on operating profits and liquidity and will impact our ability to meet the Ivy Credit Agreement and Revolving Credit Agreement covenants, which are enforceable by the agent of the holders of the Secured Note.

Management hired advisors to assist the Company with its capital structure. This engagement includes, but is not limited to, assisting the Company with efforts to amend its credit facilities, obtain waivers from its lenders, and to pursue other sources of capital.

While the Company believes that it will be successful in extending the maturity of the Ivy Credit Agreement and amending the Revolving Credit Agreements’ covenants, there is no assurance that the Company will be able to extend the maturity or otherwise refinance the Ivy Credit Agreement and amend the Ivy Credit Agreement and Revolving Credit Agreements’ covenants. Therefore, as of the issuance of our Form 10-Q, substantial doubt exists regarding the Company’s ability to continue as a going concern within one year after the date of issuance.

Any amendment to or refinancing of either credit agreement could result in an even higher interest rate and may require us to comply with more burdensome restrictive covenants, which may have a material adverse effect on our business, ability to meet our payment obligations, financial condition, and results of operations

Seasonality

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

Contractual Obligations and Commitments

The $40.0 million Secured Notes bear interest at 9.00% per annum and mature on June 15, 2023. Pursuant to the SPV Indenture, CCF Issuer and Community Choice Holdings each granted a pledge over all of their respective assets. CCF Issuer was also required to pledge its interests in the Revolving Credit Agreement, and the covenants in the Revolving Credit Agreement are enforceable by an agent appointed by the holders of the Secured Notes. The SPV Indenture also contains restrictive covenants that limit our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital, or the capital of our subsidiaries, make certain investments, enter into certain types of transactions with affiliates, create liens or merge with or into other companies.

The subsidiaries created to acquire loans from the retail and internet portfolios entered into an amendment on December 12, 2018, to increase our borrowings under the Ivy Credit Agreement from $63.5 million to $70.0 million. The Agreement was amended on September 9, 2019, to increase our borrowing from $70.0 million to $73.0 million and was amended on February 7, 2020, to extend the maturity date to April 30, 2021, and further amended on April 24, 2020, resulting in the credit facility being paid down from $73.0 million to $69.0 million.

On July 19, 2014, a subsidiary of the Company entered in to a $1.4 million term note with a nonrelated entity for the acquisition of a share of an airplane. We recorded our $1.1 million share of the joint note, but both parties are joint and severally liable. The joint note had an outstanding balance of $1.0 million at June 30, 2020, and our share of the note was $0.8 million. The term note was amended on November 22, 2019, to extend the maturity date to November 22, 2024, and increased the interest rate to 4.75%.

On May 24, 2016, a subsidiary of the Company entered into a $1.2 million term note for a fractional share of an airplane, and the note had an outstanding balance of $0.9 million as of June 30, 2020.

The Company issued $276.9 million of senior PIK notes on December 12, 2018. The PIK notes accrue interest at 10.75% which is satisfied semi-annually by increasing the principal amount of the PIK notes. The PIK notes had an outstanding principal balance of $324.4 million at June 30, 2020 and are presented at their fair value of $16.6 million on the consolidated balance sheet.

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

Loan Portfolio

As of June 30, 2020, we were licensed to offer loans in 31 states. We have established a loan loss allowance in respect of our loans receivable at a level that our management believes to be adequate to absorb known or probable losses from loans made by us and accruals for losses in respect of loans made by third parties that we guarantee. Our policy for determining the loan loss allowance is based on historical experience, as well as our management’s review and analysis of the payment and collection of the loans within prior periods. All loans and services, regardless of type, are made in accordance with state regulations, and, therefore, the terms of the loans and services may vary from state-to-state. Loan fees and interest are earned on loans. Products which allow for an upfront fee are recognized over the loan term. Other products’ interest is earned over the term of the loan.

As of June 30, 2020, and December 31, 2019, our total finance receivables net of unearned advance fees was approximately $53.3 million and $95.8 million, respectively.

Off-Balance Sheet Arrangements

In certain markets under the CSO model, a subsidiary of the Company arranges for consumers to obtain consumer loan products from one of several independent third-party lenders whereby we act as a facilitator. For consumer loan products originated by third-party lenders under the programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company’s subsidiary will guarantee such loans. When a consumer executes an agreement with the Company’s subsidiary under these programs, the Company’s subsidiary agrees, for a fee payable to the Company’s subsidiary by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. As of June 30, 2020, and December 31, 2019, the outstanding amount of active consumer loans guaranteed by certain of the Company’s subsidiaries was $2.7 million and $12.1 million, respectively. The outstanding amount of active consumer loans for Ohio consist of $0.1 million and $7.1 million in medium-term loans at June 30, 2020 and December 31, 2019, respectively. The outstanding amount of active consumer loans for Texas consist of $2.6 million and $5.0 million in short-term loans at June 30, 2020 and December 31, 2019, respectively. The accrual for third party loan losses, which represents the estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company, was $0.7 million and $2.6 million as of June 30, 2020, and December 31, 2019, respectively.

In some instances, the Company has entered into debt buying agreements whereby the Company will purchase certain delinquent loans. Total gross receivables for which the Company has recorded a debt buyer liability were $16.4 million and $28.4 million, and the debt buyer liability was $3.4 million and $3.5 million as of June 30, 2020 and December 31, 2019, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2020, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by GAAP.

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

As of June 30, 2020, we had $435.1 million of indebtedness, none of which is subject to variable interest rates. However, we may enter into variable rate indebtedness in the future.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Our operations have been impacted by COVID-19, and it is probable that it will adversely impact our future revenue, financial condition, and liquidity. As a result, substantial doubt exists about our ability to meet our obligations and continue as a going concern within one year from the date of issuance of this Form 10-Q.

The outbreak of the COVID-19 pandemic, and various governmental orders arising therefrom, such as those regarding curfews, quarantines, or travel restrictions, have impacted hours of operation in certain areas and overall product demand. In particular, through the date of this filing, the COVID-19 pandemic and related government efforts aimed at curtailing the impact of the pandemic, have resulted in a decreased demand for our loan products and adversely impacted the size of our loan portfolio, and it is expected that these impacts may continue.

Because the Company’s subsidiary operations have been deemed an essential function or service by those states that have issued orders otherwise restricting business operations, all retail operations continue.  Some employees impacted by COVID-19 have been unable to come to work.  As a result of government restrictions and employee availability, certain retail locations have reduced hours or days of operation.  In addition, because those seeking loans may have lost their regular employment due to the macroeconomic impact of COVID-19 and the related government-imposed restrictions, they may be unable to demonstrate an ability to repay their loan and therefore fail to meet underwriting criteria.  Moreover, due to the heightened risk of fraud arising from an inability to validate application information, new customer acquisition has been materially curtailed during this time. Moreover, the restrictions resulting from the pandemic may become more burdensome if the pandemic becomes more severe, with a corresponding impact on our business operations and on the ability of our customers to meet underwriting criteria or repay their loans. Although many jurisdictions have begun the process of easing restrictions, if conditions worsen, some jurisdictions may impose new restrictions. It is unclear when any governmental restrictions will be lifted, the extent to which they will be lifted, when demand for our products will increase, and the extent to which COVID-19 will affect new loan originations or impact our results of operations and financial condition.

 Further, the Company’s and its subsidiaries’ liquidity and access to capital, including its ability to refinance or otherwise extend the maturity of the Ivy Credit Agreement, acquire potential additional capital investment, or comply with the covenant requirements of the Ivy Credit Agreement and Revolving Credit Agreement, could be materially adversely impacted by the pandemic. We currently do not expect that our cash position will be sufficient to repay the Ivy Credit Agreement when it becomes due in the second quarter of 2021 and it is likely that we will not be able to comply with certain financial covenants in the Ivy Credit Agreement and Revolving Credit Agreement as a result of the impact of the pandemic on our business. In addition, as a result of the resignation of RSM US LLP, the Company’s ability to refinance or extend the maturity date of the Ivy Credit Agreement may have been impaired and may materially increase the cost of funds in any refinancing (or extension) of the Ivy Credit Agreement. As of the date of issuance of the Form 10-Q, substantial doubt exists about our ability to satisfy our obligations and continue as a going concern.

We may be exposed to risks relating to the resignation of our prior registered public accounting firm.

As disclosed on the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2020 (the “June 11 8-K”), on June 8, 2020, the Company received notice from its registered public accounting firm, RSM US LLP (“RSM”), that RSM resigned effective immediately. Subsequently, on June 10, 2020, CCF received an additional letter from RSM with respect to its resignation (together with the June 8, 2020 letter, the “Resignation Letters”). RSM’s resignation was not due to any reason related to the Company’s or its predecessor’s financial reporting or accounting operations, policies or practices. In the Resignation Letters, RSM stated that funds affiliated with the Company (the “Affiliated Funds”) through a significant equity holder of the Company are held by certain entities controlled by RSM and because RSM Wealth Management, LLC, a wholly-owned subsidiary of RSM, has also been advising clients on investments in the Affiliated Funds. Such activities violate SEC rules regarding independence, thereby causing RSM to resign. On July 20, 2020, the Company announced that its audit committee had approved the engagement of Elliott Davis LLC (“Elliott Davis”) as the Company’s new independent registered accounting firm.

As further described in the June 11 8-K, as a result of this independence issue, RSM stated that it had concluded that reliance should no longer be placed on (i) the audit report of RSM, dated March 12, 2020, relating to the 2019 and 2018 financial statements of the Company and its predecessor, as applicable, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, (ii) the audit report of RSM, dated April 7, 2019, relating to the financial statements of the Company and its predecessor, as applicable, for the period December 13, 2018 (inception of the Company) through December 31, 2018 and for the predecessor period from January 1, 2018 through December 12, 2018 included in the Company’s Registration Statement on Form S-1 (File No. 333-231069), and (iii) its reviews of the Company’s interim financial information for the quarters ended March 31, June 30 and September 30, 2019 and March 31, 2020. The fact that reliance should no longer be placed on the reports and reviews described could negatively impact (including raising the cost of funds) the Company’s ability to renew, amend, extend or refinance, or the Company’s ability to comply with the Ivy Credit Agreement and Revolving Credit Agreement.

As further described in the June 11 8-K, prior to such discovery and notice by RSM, the Company was not aware of any issues relating to RSM’s independence, including those described in the Resignation Letters, and the Company believes that the matters giving rise to the independence issues did not compromise RSM’s integrity or objectivity with respect to its audit reports.  Nevertheless, in light of the requirements of the federal securities laws and regulations and because the purpose of the auditor independence rules is to provide investors with confidence that audits and reviews of public company financial statements are carried out objectively and impartially by independent accountants, Elliott Davis will re-audit and re-review, as applicable, the referenced financial statements. Following such re-audit and re-review, the Company expects, as necessary, to re-file the above referenced financial statements, which the Company expects will include the audit report of Elliott Davis, as applicable, on such financial statements. The Company can give no assurance that Elliott Davis will reach the same conclusions as RSM regarding the application of accounting standards, management estimates or other factors affecting the Company’s and its predecessor’s financial statements in connection with Elliott Davis’ audit and review process, and that material adjustments the financial statements for such periods will not be required as a result.  Any resulting material adjustments or restatements, if any, could have a material adverse effect on the Company and the market price for its securities and negatively impact the Company’s liquidity and access to capital, including impairing the Company’s ability to amend, refinance or comply with the covenant requirements of the Ivy Credit Agreement and the Revolving Credit Agreement.  We might also face litigation, and there can be no assurance that any such litigation, either against us specifically or as part of a class, would not materially adversely affect our business, financial condition or the market price of our securities.

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
101

Interactive Data File:

(i) Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019; (ii) Consolidated Statements of Operations and Comprehensive Income for the Three Months and Six Months Ended June 30, 2020 (unaudited) and June 30, 2019 (unaudited); (iii) Consolidated Statement of Members’ Equity for the Three Months and Six Months Ended June 30. 2020 (unaudited) and June 30, 2019 (unaudited); (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 (unaudited) and June 30, 2019 (unaudited); and (v) Notes to Consolidated Financial Statements (unaudited)—submitted herewith pursuant to Rule 406T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2020

CCF Holdings LLC and Subsidiaries (registrant)

/s/ MICHAEL DURBIN
Michael Durbin
Chief Financial Officer
Principal Financial and
Principal Accounting Officer