Form 10-K/A
period 2019-12-31
CCF Holdings LLC
filed 2020-10-20
CIK 1766682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2019

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 333-231069

CCF HOLDINGS LLC

(Exact name of registrant as specified in its charter)

Delaware	83-2704255
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

5165 Emerald Parkway, Suite 100, Dublin, Ohio	43017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (800) 837-0381

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻  No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ⌧  No ◻

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ×  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻

Non-accelerated filer ⌧	Smaller reporting company ◻
(Do not check if a smaller reporting company)	Emerging growth company ⌧

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

Explanatory Note

This Amendment No. 1 to CCF Holdings LLC’s (the “Company” or “CCF”) Annual Report on Form 10-K (the “Amendment”) for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2020 (the “Original Filing”), is being filed to amend Part 1, Item 1A, Part II, Item 7, Part II, Item 8, Part III, Item 14 and Part IV, Item 15 of the Original Filing following the re-audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2019 and 2018 (the “Re-audit”) by its current independent registered public accounting firm, Elliott Davis LLC (“Elliott Davis”).

Part I, Item 1A has been amended to add a risk factor under the heading “If we do not successfully implement plans to refinance our near-term maturities, our ability to continue as a going concern may be materially and adversely affected.” Part II, Item 7 has been amended to add disclosure under the heading “Liquidity and Capital Resources—Capital structure and concerns about the Company’s ability to continue as a going concern.” Part II, Item 8 of the Original Filing has been amended to include Elliott Davis’ audit report on the Company’s consolidated financial statements for the fiscal years ended December 31, 2019 and 2018 and the related financial statement schedules, which replace the corresponding reports of RSM US LLP (“RSM”) in the Original Filing that were withdrawn due solely to RSM’s determination subsequent to the date of the Original Filing that it was not independent of the Company for the referenced periods. In light of the fact that the Company has $69.0 million in indebtedness that comes due in the second quarter of 2021, Elliott Davis’s audit opinion included in Part II, Item 8 includes an exception that indicates substantial doubt the Company’s ability to continue as a going concern. The Company has revised Note 6 to the audited financial statements included in Part II, Item 8 to add additional disclosure with respect to the going concern issue. RSM’s audit opinion did not include a similar exception in the Original Filing. For more information with respect to the Company’s ability to continue as a going concern, see Part I, Item 1A, Part II, Item 7 and Part II, Item 8 as amended by this Form 10-K/A. Part III, Item 14 of the Original Filing has been amended to include disclosure regarding Elliott Davis’ fees for completing the Re-Audit. Part IV, Item 15 of the Original Filing has been amended to include new certifications, as reflected in Exhibits 31.1, 31.2, 32.1, and 32.2, a consent from the Company’s current independent registered public accounting firm, Elliott Davis, as reflected in Exhibit 23.1, and a new consent for the fiscal year ended December 31, 2017 from the Company’s predecessor independent registered public accounting firm, RSM, as reflected in Exhibit 23.2. No other changes have been made to the Original Filing.

Other than to address the going concern issue described above, this Amendment does not reflect events or transactions occurring after the date of the Original Filing or modify or update those disclosures that may have been affected by events or transactions occurring subsequent to such filing date, and, except as described above, all information and exhibits included in the Original Filing remain unchanged.

Background

On June 8, 2020, the Company, which is the successor to Community Choice Financial Inc. (“CCFI”), received notice from RSM, its registered public accounting firm, that RSM resigned effective immediately. Subsequently, on June 10, 2020, CCF received an additional letter from RSM with respect to its resignation (together with the June 8, 2020 letter, the “Resignation Letters”). RSM’s resignation was not due to any reason related to CCF’s (or CCFI’s) financial reporting or accounting operations, policies or practices. In the Resignation Letters, RSM stated it had discovered that its independence had been impaired because funds which are “indirectly affiliated” with CCF are held by certain RSM controlled entities and because RSM Wealth Management, LLC, a wholly-owned subsidiary of RSM, has also been advising clients on investments in funds “indirectly affiliated” with CCF. RSM stated that such activities are inconsistent with Securities and Exchange Commission rules regarding independence. Prior to such discovery and notice by RSM, CCF was not aware of any issues relating to RSM’s independence, including those described in the Resignation Letters.

The Company’s management continues to believe that the financial statements of CCF and CCFI, as applicable, covering the referenced periods fairly present, in all material respects, the financial condition and results of operations of CCF and CCFI, as applicable, as of the end of and for the referenced periods and that CCF’s internal control over financial reporting was effective during these periods. Further, other than with respect to the independence matters identified in the Resignation Letters, over the past 13 years in which RSM (or its predecessor) has audited the financial statements of CCF or CCFI, neither RSM nor any predecessor of RSM has brought any material matter to CCF’s or CCFI’s attention that would affect CCF’s financial statements (or those of CCFI) or internal control over the financial reporting of CCF or CCFI. The audit reports of RSM on the financial statements of CCF and CCFI for the year ended December 31, 2019 and for the periods from December 13, 2018 (inception of CCF) through December 31, 2018 (CCF) and for the period from January 1, 2018 through December 12, 2018 (CCFI) each contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The interim financial statements of CCFI during the year ended December 31, 2018 are not implicated in the Resignation Letters.

On July 17, 2020, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company approved the engagement of Elliott Davis as the Company’s new independent registered accounting firm. As part of the engagement, Elliott Davis audited or reviewed, as applicable, the financial statements of CCF and CCFI, as applicable, for the period from January 1, 2018 through December 12, 2018 (CCFI) and from December 13, 2018 (inception of CCF) through December 31, 2018 (CCF) and for the year ended December 31, 2019 and for the interim periods of CCF ended March 31, 2019, June 30, 2019, September 30, 2019 and March 31, 2020.

As used in this Annual Report on Form 10-K/A, the “Company,” “CCF,” “we,” “us,” and “our” refer to CCF Holdings, LLC and its consolidated subsidiaries.

ITEM 1A.	RISK FACTORS

Our business is subject to a number of important risks and uncertainties that are described below. You should carefully consider these risks and all other information included in this Annual Report on Form 10-K/A. The risks described below are not the only ones that could impact our Company or the value of our securities. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

Risks Relating to our Capital Structure

If we do not successfully implement plans to refinance our near-term maturities, our ability to continue as a going concern may be materially and adversely affected.

The audit opinion of Elliott Davis included in this Annual Report on Form 10-K/A contains an exception that indicates substantial doubt as to our ability to continue as a going concern. As described in Note 6 to the accompanying audited financial statements, our management considered, as part of its assessment of our ability to continue as a going concern within one year after the date of the issuance of the financial statements, our $69.0 million of indebtedness under the Ivy Credit Agreement that matures in the second quarter of 2021. Management’s plans to repay this indebtedness are not deemed probable at this time, when applying the required accounting guidance, to alleviate the conditions that initially indicated we will be unable to meet our obligations as they become due over the next twelve months. If these plans or other strategic and financial alternatives are not successfully implemented, our financial condition, liquidity and ability to continue as a going concern would likely be materially adversely affected, including, without limitation, that we may not be able to maintain compliance with financial covenants of indebtedness and that cross-default provisions under other indebtedness may be triggered.

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

Our substantial indebtedness could have important consequences, including the following:

•

make it more difficult or impossible for us to satisfy our indebtedness under, and/or contractual obligations with respect to, our PIK notes, the Secured Notes or the Ivy Credit Agreement, including our ability to make cash interest and principal payments, our other indebtedness, and our other financial obligations;

•

subject holders of our debt to the risk of loss of all or a substantial portion of their investment and subject us to substantial expenses or potential loss of licenses in the event the lenders or debtholders (or persons acting on their behalf) under the Secured Notes, the Ivy Credit Agreement, or other creditors force an involuntary bankruptcy proceeding or other proceedings, if we commence voluntary bankruptcy proceedings, or if we are unable to pay our interest or principal payment obligations;

•	require us to choose between using our cash flow for operations, and growth or paying the interest and/or principal on our indebtedness;
•

certain vendors and service providers may require that we prepay, prefund or provide them with deposits or security for payments earlier than current payment obligations, which would further hamper our cash flow;

•	banks, on which we rely for depository and treasury management and payment processing services, may discontinue their relationship with us;
•

make it more difficult or impossible for us to satisfy capital or net worth requirements or obtain surety or other financial bonds required by various state statutes or regulations as part of their licensing regimes, which would place our lending licenses in jeopardy;

•

insurance companies that provide bonds, which are conditions to our state lending licenses, and insure various risks, including our managers and officers insurance, our employment practices liability insurance or our network security and privacy insurance, may be unwilling to renew or extend existing policies or write new policies and may require us to collateralize surety bonds in whole or in part;

•	increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	increase our vulnerability to general adverse economic and industry conditions;
•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;
•	place us at a competitive disadvantage compared to our competitors that have less debt;
•

limit our ability to restructure or refinance our indebtedness, including the Secured Notes, Ivy Credit Agreement, or to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions or general corporate and other purposes; and

•

as experienced by our Predecessor, increase our vulnerability to, and limit our flexibility in, planning for, or reacting to, changes in our business, the regulatory environment and the industry in which we operate.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Interest on the PIK Notes is payable in kind, which has increased and is expected to further increase the aggregate principal amount of outstanding PIK Notes on each interest payment date. In addition, the terms of the SPV Indenture and the Revolving Credit Agreement limit, but do not prohibit, us or our subsidiaries from incurring additional indebtedness. The Revolving Credit Agreement governs an intercompany obligation and, as such, ordinarily would not be described herein. However, the SPV Indenture requires compliance with the terms of our revolving credit facility, and our revolving credit facility and the assets securing the obligations under our revolving credit facility are pledged as security for the obligations owed under the Secured Notes. As a result, references herein to the Secured Notes or the SPV Indenture incorporate the terms of our Revolving Credit Agreement unless otherwise indicated. If we incur any additional indebtedness, the holders of that indebtedness may be entitled to share ratably with our other secured and unsecured creditors in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of our business prior to any recovery by our equity holders. This may have the effect of reducing the amount of proceeds paid in such an event. If new indebtedness is added to our current debt levels (other than interest payments made in kind), the related risks that we and our subsidiaries now face could intensify, especially with respect to the demands on our liquidity as a result of increased cash interest commitments.

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

Our debt agreements contain various covenants that, subject to certain exceptions, including customary baskets, generally limit our ability and our subsidiaries’ ability to, among other things:

•	incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons;
•	issue redeemable stock and preferred stock;
•	pay dividends or distributions or redeem or repurchase capital stock;
•	prepay, redeem or repurchase debt;
•	make loans and investments;
•	enter into agreements that restrict distributions from our subsidiaries;
•	sell assets and capital stock of our subsidiaries;
•	engage in certain transactions with affiliates; and
•	consolidate or merge with or into, or sell substantially all of our assets to, another person.

Upon the occurrence of an event of default under the Secured Notes, the holders of the Secured Notes (or persons acting on their behalf), as the case may be, could elect to declare all amounts outstanding under the applicable indebtedness to be immediately due and payable. If we were unable to repay those amounts, the holders of our Secured Notes could proceed against the collateral granted to them to secure that indebtedness. Substantially all of the assets of our subsidiaries have been pledged as collateral as security for our Secured Notes. The collection of defaulted and delinquent accounts from our customers is an important source of cash flow to our business. Any interruption to our normal collection activities, such as would occur if a creditor proceeded against their security interest in those accounts, would likely result in a deterioration of cash flow, loss of liquidity and an inability to meet current and longer-term obligations. In addition, if the holders of our Secured Notes accelerate repayment of our Secured Notes, we expect we will not have sufficient assets to repay the amounts outstanding under our other indebtedness, including the PIK Notes. That means that, in the case of a foreclosure of our assets, our obligations under the Revolving Credit Agreement (which obligations are pledged as collateral for the Secured Notes) will be satisfied prior to our obligations under the PIK Notes and the value of the collateral may be insufficient to satisfy all of such obligations. Moreover, as of December 31, 2019, $73.0 million of indebtedness outstanding under the Ivy Credit Agreement is secured by substantially all of the assets of a subsidiary that does not guarantee our Secured Notes. These obligations are therefore structurally senior to the PIK Notes and the Secured Notes, as they relate to the non-guarantor subsidiary collateral and payment obligations.

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

The subsidiaries that enter into these financing arrangements may also experience the occurrence of events of default or breaches of financial or performance covenants under the Ivy Credit Agreement, which would result in a material adverse event that could result in a cross-default under the SPV Indenture. Any such occurrence or breach could result in the trustee proceeding against the collateral, the reduction or termination of our access to institutional funding or increase our cost of funding. Increases in the cost of capital or the loss of debt financing could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

Subject to certain exceptions, Qualified Noteholders and Former Qualified Noteholders have approval rights over certain significant actions by the Company, including the following:

•

the issuance, purchase, exchange, redemption, repurchase of or determination whether to exercise repurchase rights in respect of any units of the Company or equity securities of any of our subsidiaries;

•	the adoption of any management incentive plan;
•	the entering into an agreement to make a public offering of our securities;
•

the incurrence of debt by us or any of our subsidiaries other than trade payables or other debt incurred in the ordinary course of business or other debt permitted to be incurred by each of the PIK Notes and the Secured Notes;

•	the refinancing of our PIK Notes or the Secured Notes;
•	the giving by us or our subsidiaries of any guaranties or indemnities in connection with indebtedness or other obligations;
•	any amendment to our limited liability company agreement or certificate of formation;
•	the entry into certain change of control transactions and acquisitions by us or our subsidiaries;
•	any redemption, repurchase or other form of satisfaction of the PIK Notes; and
•	a change in the principal place of business of the Company to a place outside of the United States.

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

Our business and products are subject to extensive regulation by state, federal and local governments that may impose significant costs or limitations on the way we conduct or expand our business. In general, these regulations are intended to protect consumers and not our equity holders, bondholders, or lenders. These regulations include those relating to:

•	usury, interest rates and fees;
•

deferred presentment/small denomination lending, including terms of loans (such as maximum rates, fees and amounts and minimum durations); limitations on renewals and extensions; consumer reporting obligations; and disclosures;

•	electronic funds transfers;
•	licensing and posting of fees;
•	lending practices, such as Truth-in-Lending and fair lending;
•	unfair, deceptive and abusive acts and practices in consumer transactions;
•	check cashing;
•	money transmission;
•	currency and suspicious activity recording and reporting;
•	privacy and deletion of personal consumer information; and
•	prompt remittance of excess proceeds for the sale of repossessed automobiles in certain states in which we operate as a secured lender.

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

In addition, our lending and ancillary activities are subject to disclosure and non-discrimination requirements, including under the federal Truth-in-Lending Act, Regulation Z adopted under that act and the Equal Credit Opportunity Act, Regulation B adopted under that act, as well as Fair Credit Reporting Act, or the FCRA, as amended by the Fair and Accurate Credit Transactions Act, and similar state laws, which promote the accuracy, fairness and privacy of information in the files of consumer reporting agencies, the Telephone Consumer Protections Act, or the TCPA, and the requirements governing electronic payments and transactions, including the Electronic Funds Transfer Act, Regulation E adopted under that act, and the Electronic Signatures in Global and National Commerce Act and similar state laws, particularly the Uniform Electronic Transactions Act, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures and, with consumer consent, permits required disclosures to be provided electronically. In 2007, the U.S. Congress effectively prohibited lenders from making certain short-term consumer loans to members of the U.S. military, active-duty reservists and National Guard, and their respective dependents. We are also subject to the Servicemembers Civil Relief Act and similar state laws, which allow military members and certain dependents to suspend or postpone certain civil obligations, as well as limit applicable rates, so that the military member can devote his or her full attention to military duties. Our operations are also subject to the rules and oversight of the Internal Revenue Service and U.S. Treasury related to the Bank Secrecy Act and other anti-money laundering laws and regulations, as well as the privacy and data security regulations under the Gramm-Leach-Bliley Act and similar state laws such as the California Consumer Privacy Act.

The Fair Debt Collection Practices Act or FDCPA regulates third-parties who regularly collect or attempt to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. Although the FDCPA is generally inapplicable to our internal collection activities, the CFPB may impose requirements on creditors that are similar to those imposed on debt collectors under the FDCPA and many states impose similar requirements on creditors some of which, such as the Rosenthal Fair Debt Collection Practices Act in California, may be more stringent than the current federal requirements. [To the extent we acquire loans from others, we would be subject to the FDCPA and any applicable state law.] In July of 2015, the CFPB released a summary of Proposal it is considering to reform debt collection practices. The CFPB convened a Small Business Regulatory Enforcement Act or SBREFA Consultation processes for both debt collectors and creditors and others engaged in collection activity who may not be debt collectors under the FDCPA. As a result of the SBREFA process for debt collectors a further set of proposals was issued in July 2016 but on July 17, 2017, the CFPB issued guidance regarding the timeline for further debt collection rulemaking. The guidance stated that further rulemaking would occur later in 2017. On May 7, 2019, the CFPB released its proposed rules on debt collection; the comment period for those proposed rules closed September 18, 2019. The proposed rules govern the activities of debt collectors, as defined in the FDCPA. In addition, regulations governing debt collection are subject to changing interpretations that differ from jurisdiction-to-jurisdiction. We undertake collection activity relative to debts that consumers owe to us and we use third party collections agencies to collect on debts incurred by consumers of our credit products. Additional regulatory changes or judicial interpretations could make it more difficult for us and for collections agencies to effectively collect on the loans we originate.

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

Regulatory authorities and courts have considerable discretion in the way they interpret licensing and other statutes and regulations under their jurisdiction and may seek to interpret or enforce existing regulations in new ways. If we fail to observe, or are not able to comply with, applicable legal requirements (as such requirements may be interpreted by courts or regulatory authorities), we may be forced to modify or discontinue certain product service offerings or to invest additional amounts to bring our product service offerings into compliance, which could adversely impact our business, results of operations and financial condition. In addition, in some cases, violation of these laws and regulations could result in fines, penalties, orders to make refunds to customers, and other civil and/or criminal penalties. For example, state laws may require lenders that charge interest at rates considered to be usurious or that otherwise violate the law to pay a penalty equal to the principal and interest due for a given loan or loans or a multiple of the finance charges assessed. Depending on the nature and scope of a violation, fines and other penalties for non-compliance of applicable requirements could be significant and could have a material adverse effect on our business, results of operations and financial condition.

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

Title X of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank or the Dodd-Frank Act, created the CFPB. The CFPB became operational in July 2011. On January 4, 2012, Richard Cordray was installed as its director through a recess appointment and in July 2013, was confirmed by the U.S. Senate. The United States Court of Appeals for the District of Columbia Circuit has held that the CFPB’s single-director structure is constitutional. That decision was not appealed to the U.S. Supreme Court. Other federal courts, including the United States Supreme Court, are now considering the questions of the constitutionality of the CFPB’s structure. It is unknown what the impacts of those cases will be. For example, on October 18, 2019, the United States Supreme Court agreed to hear an appeal of a decision issued by the Ninth Circuit Court of Appeals in Seila Law LLC v. CFPB. The case presents the opportunity for the Supreme Court to determine whether the CFPB’s structure is unconstitutional. If the CFPB’s structure is found unconstitutional, the effects, including on the CFPB Rule described below, are unclear.

On June 2, 2016, the CFPB issued its Notice of Proposed Rule Making on Payday, Vehicle Title and Certain High-Cost Installment Loans. Following a comment period, on October 5, 2017, the CFPB released its final rule (the “CFPB Rule”) applicable to payday, title and certain high-cost installment loans. Absent the further rule issued by the CFPB on June 6, 2019, and a court order staying the effective date, the CFPB Rule would have been fully effective in November of 2019.

As initially promulgated, the CFPB Rule established an ability-to-repay, or ATR, requirements for “covered short-term loans,” such as our single-payment loans, and for “covered longer-term balloon-payment loans,” such as our revolving lines of credit, as currently structured. It establishes “penalty fee prevention” provisions that will apply to all of our loans, including our covered short-term loans, and our installment loans and revolving lines of credit, which are “covered longer-term loans” under the CFPB Rule.

Covered short-term loans are consumer loans with a term of 45 days or less. Covered longer-term balloon payment loans include consumer loans with a term of more than 45 days where (i) the loan is payable in a single payment, (ii) any payment is more than twice any other payment, or (iii) the loan is a multiple advance loan that may not fully amortize by a specified date and the final payment could be more than twice the amount of other minimum payments. Covered longer-term loans are consumer loans with a term of more than 45 days where (i) the total cost of credit exceeds an annual rate of 36%, and (ii) the lender obtains a form of “leveraged payment mechanism” giving the lender a right to initiate transfers from the consumer’s account. Post-dated checks, authorizations to initiate ACH payments and authorizations to initiate prepaid or debit card payments are all leveraged payment mechanisms under the CFPB Rule.

The ATR provisions of the CFPB Rule apply to covered short-term loans and covered longer-term balloon-payment loans but not to covered longer term loans. Under these provisions, to make a covered short-term loan or a covered longer-term balloon-payment loan, a lender has two options.

•

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

•

A “principal-payoff option,” under which the lender may make up to three sequential loans, without engaging in an ATR analysis. The first of these so-called Section 1041.6 Loans in any sequence of Section 1041.6 Loans without a 30-day cooling off period between them is limited to $500, the second is limited to two-thirds of the first and the third is limited to one-third of the first. A lender may not use this option if (1) the consumer had in the past 30 days an outstanding covered short-term loan or an outstanding longer-term balloon-payment loan that is not a Section 1041.6 Loan, or (2) the new Section 1041.6 Loan would result in the consumer having more than six covered short-term loans (including Section 1041.6 Loans) during a consecutive 12-month period or being in debt for more than 90 days on such loans during a consecutive 12-month period. For Section 1041.6 Loans, the lender cannot take vehicle security or structure the loan as open-end credit.

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

If the CFPB Rule penalty fee provisions, in whole or in part, go into effect substantially as written, or the effort to repeal the ATR provisions fail, these Rules will have a material adverse effect on our business, results of operations and financial condition. These rules would make our lending services, and the continuance of our current business, materially less profitable, impractical, or impossible, and may force us to modify or discontinue substantial parts of our business such as certain product offerings, including short-term and medium-term consumer loans. The CFPB Rules, or portions thereof, would most likely reduce our revenues and cash flow to such an extent that we would likely be unable to meet our debt obligations and we may be unable to comply with the terms of the SPV Indenture. If any of the foregoing were to occur, the value and trading price, if any, of our securities could be materially adversely affected and such impact could be significant.

The Dodd-Frank Act authorizes the CFPB to conduct supervisory examinations and to adopt other rules that could potentially have a serious impact on our ability to offer short-term consumer loans. The Dodd-Frank Act also empowers the CFPB and state officials to bring enforcement actions against companies that violate federal consumer financial laws.

The CFPB has the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive,” or “abusive,” and hence unlawful, and the CFPB has used this authority in proposing the CFPB Rule. Various consumer advocacy groups have suggested that aspects of certain short-term loans, such as payday loans, are “abusive” and therefore such loans should be declared unlawful. Should the CFPB adopt such a rule, it could have a serious impact on our ability to offer short-term consumer loans, which would have a material adverse effect on our business, results of operations and financial condition.

The CFPB conducted an initial examination of certain of the retail operations in April of 2012, and issued an examination report in October of 2013, and an examination of our internet operations conducted by our then newly acquired internet subsidiaries in February of 2015, and issued an examination report in August of 2015. With respect to these CFPB examinations and reports, these supervised entities undertook various improvements in their operating and compliance procedures, controls and systems, but did not make material changes to their business. We anticipate additional examinations of our operations by the CFPB from time-to-time in the future. Because of the relative newness of the examination process, the confidentiality of that process, and changes in the CFPB under the interim and now the newly appointed director, we can provide no assurances as to how the CFPB’s examinations will impact us in the future.

In addition to the Dodd-Frank Act’s grant of regulatory and supervisory powers to the CFPB, the Dodd-Frank Act gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws (including the CFPB’s own rules). In these proceedings, the CFPB may be able to obtain cease and desist orders (which may include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. Also, where a company has violated Title X of Dodd-Frank or CFPB regulations under Title X, Dodd-Frank empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). If the CFPB or one or more state officials believe we have violated the foregoing laws or regulations, they may be able to exercise their enforcement powers in ways that would have a material adverse effect on us.

On June 25, 2019, the CFPB held a symposium on the meaning of “abusive acts or practices” under the Dodd-Frank Act. This indicates that the CFPB will likely devote some regulatory attention to this area of consumer law, which may have a material impact on our business.

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

For instance, at the federal level, bills have been introduced in Congress since 2008 that would have placed a federal cap of 36% on the APR applicable to all consumer loan transactions. Another bill directed at payday loans would have placed a 15-cent-per-dollar borrowed cap on fees for cash advances, banned rollovers (which is a practice that allows consumers to pay a fee to extend the term of a payday or other short-term consumer loan), and required all lenders to offer an extended payment plan that would have severely restricted many of our payday lending products. Congress, as well as state legislatures and other state and federal governmental authorities have debated, and may in the future adopt, legislation or regulations that could, among other things, limit origination fees for loans, require changes to underwriting or collections practices, require us to be bonded or require us to report consumer loan activity to databases designed to monitor or restrict consumer borrowing activity, impose “cooling off” periods between the time a loan is paid off and another loan is obtained, or require specific ability to repay analyses before loans can be originated. Recent amendments to rules adopted under the Military Lending Act, or “MLA,” further restrict the interest rate and other terms that can be offered to certain active duty military personnel and their spouses and dependents. The amended MLA rules became effective on October 1, 2015, and apply to transactions consummated or established after October 3, 2016, for all credit products subject to the rules except credit cards, which have a later operative date. The MLA, as amended, restricts our ability to offer our products to military personnel and their dependents. Failure to comply with the MLA limits our ability to collect principal, interest, and fees from borrowers and may result in civil and criminal liability that could harm our business. Consumer advocacy groups and other opponents of payday and secured lending are likely to continue their efforts before Congress, state legislatures and the CFPB, to adopt laws or promulgate rules that would severely limit, if not eliminate, such loans.

Various states have also enacted or considered laws and regulations that could affect our business. Since July 1, 2007, several states in which we operate or previously operated, including South Dakota, Illinois, Kentucky, Ohio, Delaware, and Virginia, have enacted laws (or in the case of Arizona, allowed the deferred presentment law to expire) that have impacted our short-term consumer loan business by adversely modifying or eliminating our ability to offer the loan products we previously offered in those jurisdictions. Recent state legislation has included the adoption of maximum APRs at rates well below a rate at which short-term consumer lending is profitable, the implementation of statewide consumer databases combined with the adoption of rules limiting the maximum number of payday or other short-term consumer loans any one customer can have outstanding at one time or in the course of a given period of time, the adoption of mandatory cooling-off periods for consumer borrowers and the implementation of mandatory and frequently cost-free installment repayment plan options for borrowers who request them, who default on their loans or who claim an inability to repay their loans.

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

With respect to our internet operations, in most cases, our subsidiaries are licensed by the jurisdiction in which they offer loans. In the event a state does not have licensing requirements for entities that have no physical presence in the state, the loans are offered under an Idaho license. As of December 31, 2019, our internet operations are licensed or authorized to offer loans to residents of Alabama, Alaska, California, Delaware, Florida, Hawaii, Idaho, Indiana, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, Rhode Island, South Carolina, Tennessee, Utah, Virginia, Washington, Wisconsin, and Wyoming. In Texas, our internet operation facilitates loans originated by an unaffiliated third-party lender.

In addition to our direct marketing efforts, we utilized the services of certain marketing firms as a source of new customers. These marketing firms may place advertisements on their websites that direct potential customers to our websites or may work with other marketing affiliates that operate separate websites to attract prospective customers whose information may be provided to lenders. As a result, the success of our business depends substantially on the willingness and ability of these marketing firms to provide us with prospective customers at acceptable prices. If regulatory oversight of such marketing activity is increased, through the implementation of new laws or regulations or the interpretation of existing laws or regulations, our ability to use such marketing resources could be restricted or eliminated. It is probable that states in which we do business may propose or enact restrictions on this type of marketing in the future and our ability to use these marketing sources in those states would then be interrupted. In addition, the CFPB has indicated its intention to examine compliance with federal laws and regulations by various sorts of marketing channels and to scrutinize the flow of non-public, private consumer information between the firms that gather and the firms that purchase such information. The California Department of Business Oversight is currently evaluating whether businesses engaged in providing these services should be licensed as brokers or in some other manner. Failure of these marketing firms to comply with applicable laws or regulations, any changes in applicable laws or regulations, or changes in the interpretation or implementation of such laws or regulations, could have an adverse effect on our business and could increase negative perceptions of our business and industry. Additionally, the use of these marketing firms could subject us to additional regulatory cost and expense. If our ability to use these sorts of marketing services were impaired, our business, prospects, results of operations, financial condition and cash flows could be materially adversely affected.

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

Actions by the U.S. Department of Justice, or the DOJ, the Federal Deposit Insurance Corporation, or the FDIC, and certain state regulators since 2013, referred to as Operation Choke Point, appeared to be intended to discourage banks and ACH payment processors from providing access to the ACH system for certain short-term consumer loan providers, cutting off their access to the ACH system to either debit or credit customer accounts (or both). According to published reports, the Justice Department issued subpoenas to banks and payment processors and the FDIC and other regulators were said to be using bank oversight examinations to discourage banks from providing banking services, including access to the ACH system to certain short-term consumer lenders. This heightened regulatory scrutiny by the Justice Department, the FDIC and other regulators caused banks and ACH payment processors to cease doing business with consumer lenders who are operating legally, without regard to whether those lenders comply with applicable laws, simply to avoid the risk of heightened regulatory scrutiny or even litigation. On June 5, 2014, Community Financial Services of America, a trade association representing short-term lenders and a major payday lender filed a lawsuit against three U.S. banking regulators, the Federal Reserve, the FDIC, the Office of the Comptroller of the Currency and the Comptroller of the Currency, alleging that the federal regulators are improperly causing banks to terminate business relationships with payday lenders. The complaint seeks a declaration that the agencies have acted wrongfully and seeks an injunction barring the agencies from certain actions or informally pressuring banks to terminate their relationship with payday lenders. The lawsuit says that Bank of America Corp., Capital One Financial Corp., Fifth Third Bancorp, J.P. Morgan Chase & Co. and many smaller banks have terminated their relationships with payday lenders. Although the trade association was dismissed as a plaintiff in the lawsuit, several other payday and small loan lenders have joined the lawsuit as plaintiffs and have requested injunctive relief against the agencies. Notwithstanding the Justice Department’s formal confirmation that Operation Choke Point had fully concluded, banks continue to refuse to provide services to us and other small-dollar lenders. On May 23, 2019, the FDIC announced that it had entered into a settlement of the lawsuit filed against it and the Office of the Comptroller of Currency, resulting in a stipulated dismissal of the entire lawsuit. In connection with that settlement, the FDIC issued a statement in which it discouraged member-institutions from declining to provide banking services to entire categories of customers without regard to the risks presented by an individual customer or the financial institution’s ability to manage the risk. The statement further stated that member-institutions are neither prohibited nor discouraged from providing services to customers operating in compliance with applicable federal and state law and that any recommended discontinuance of depository relationships would be made only through written reports that must be approved in writing by an FDIC Regional Director.

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

Operation Choke Point resulted in certain financial institutions discontinuing our and our competitors’ access to banking, payment processing and treasury management services. Operation Choke Point was initially described in an August 22, 2013, letter from thirty-one members of Congress to both the DOJ and the FDIC. The letter stated, “[i]t has come to our attention that the DOJ and the FDIC are leading a joint effort that according to a DOJ official is intended to ‘change the structures within the financial system...choking [certain short-term lenders] off from the very air they need to survive.” The letter from Congress went on to say, “We are especially troubled by reports that the DOJ and FDIC are intimidating some community banks and third-party payment processors with threats of heightened regulatory scrutiny unless they cease doing business with online lenders.” The letter continued, “As a result, many bank and payment processors are terminating relationships with many of their long-term customers who provide underserved consumers with short-term credit options.”

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

Short-term consumer lending, including payday lending, is highly controversial and has been criticized as being predatory by certain advocacy groups, legislators, regulators, media organizations and other parties.

A significant portion of our revenue comes from loan interest and fees on payday or similar short-term consumer loans and from services we provide our customers. The short-term consumer loans we make may involve APRs (i.e. the cost of credit expressed in terms of an annual percentage) exceeding 390%. Consumer advocacy groups and media reports often focus on this number as a representation of the costs to a consumer for small dollar loans and claim that such loans can trap borrowers in a “cycle of debt” and claim further that they are predatory or abusive. While we believe that the short-term liquidity of these loans provide benefits to our customers (particularly when compared to the consequences the customers may face) when responsibly utilized, the controversy surrounding this activity may result in our and the industry being subject to the threat of adverse legislation, regulation or litigation motivated by such critics. For example, recent litigation against Scott Tucker, Tim Muir, Charles Hallilan, and their businesses have focused significant attention on the rest of small-dollar lending. Although involving a different business model, such litigation invites unfair comparisons and casts a negative light on all small-dollar lending. This negative attention could spawn more legislation, regulation, voter referenda, or litigation that would have a material adverse effect on our business, results of operations and financial condition or could make the continuance of our current business impractical, unprofitable or impossible. In addition, if this negative characterization of small consumer loans becomes increasingly accepted by consumers, demand for these loan products could significantly decrease, which could have a material adverse effect on our business, results of operations and financial condition. Further, media coverage and public statements that assert some form of inappropriateness in our products and services can lower employee morale, make it more difficult for us to attract and retain qualified employees, management and directors, divert management attention and increase expense.

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

In most cases, our subsidiaries make consumer loans without any involvement of either affiliated or unaffiliated third parties. In Texas, we offer loans that are made and funded by an unaffiliated third-party lender. While we believe that this multiple-party program is lawful, it entails heightened legal risk when compared to our single-party loan programs. In an effort to prohibit two-step lending programs similar to the Ohio program previously offered by one of our Ohio subsidiaries, in 2010 the Ohio Department of Commerce, Division of Financial Institutions, or the Ohio Division, adopted a rule (which was judicially declared invalid) and entered an order against another lender in regulatory enforcement proceedings (which order was vacated by the same judge that overturned the Ohio Division rule). The Ohio Division waived its right to appeal and agreed to terminate and/or not commence any regulatory proceedings challenging this practice. Given the law change in Ohio brought about by HB 123, the multi-party loan program previously offered in Ohio was abandoned at the end of April 2019. Moreover, if there are changes in law in Texas or if litigation successfully advances arguments that defeat the Texas loan program, we could be forced to discontinue or make material changes to the program and we could also become subject to private class action litigation with respect to fees collected under such a program. Any or all of these actions could have a material adverse effect on our business, financial condition and results of operations.

Judicial decisions, amendments to the Federal Arbitration Act, or actions by State legislative or regulatory bodies could render the arbitration agreements we use illegal or unenforceable.

We include pre-dispute arbitration provisions in our consumer loan agreements. These provisions are designed to allow us to resolve any customer disputes through individual arbitration rather than in court. Our arbitration agreements contain certain consumer-friendly features, including terms that require in-person arbitration to take place in locations convenient for the consumer and provide consumers the option to pursue a claim in small claims court, provide for recovery of certain of the consumer’s attorney’s fees, require us to pay certain arbitration fees and allow for limited appellate review. However, our arbitration provisions explicitly provide that all arbitrations will be conducted on an individual and not on a class basis. Thus, our arbitration agreements, if enforced, have the effect of shielding us from class action liability. They do not generally have any impact on regulatory enforcement proceedings.

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

In April 2011, the U.S. Supreme Court ruled in the AT&T Mobility v. Concepcion case that consumer arbitration agreements meeting certain specifications are enforceable. Because our arbitration agreements differ in several respects from the agreement at issue in that case, this potentially limits the precedential effect of the decision on our business. In addition, Congress has considered legislation that would generally limit or prohibit mandatory pre-dispute arbitration in consumer contracts and has adopted such a prohibition with respect to certain mortgage loans and also certain consumer loans to members of the military on active duty and their dependents. Further, the CFPB adopted a final rule prohibiting the use of mandatory arbitration clauses with class action waivers in consumer financial services contracts, or the CFPB Anti-Arbitration Rule, on July 19, 2017. On November 1, 2017, President Trump signed a congressional resolution under the Congressional Review Act overturning the CFPB Anti-Arbitration Rule. Accordingly, the CFPB Anti-Arbitration Rule will not become effective, and, pursuant to the Congressional Review Act, the CFPB is prevented from reissuing the disapproved rule in substantially the same form or issuing a new rule that is substantially the same, absent specific legislative authorization for a reissued or new rule.

Irrespective of Concepcion, some courts continue to find and some state legislatures continue to advance legislation to make arbitration agreements unenforceable. Thus, it is possible that one or more courts could use the differences between our arbitration agreements and the agreement at issue in Concepcion as a basis for a refusal to enforce our arbitration agreements, particularly if such courts are hostile to our kind of lending or to pre-dispute mandatory consumer arbitration agreements. Further, it is possible that a change in composition at the U.S. Supreme Court, including the recent additions of Justices Gorsuch and Kavanaugh, could result in a change in the U.S. Supreme Court’s treatment of arbitration agreements under the FAA. If our arbitration agreements were to become unenforceable for some reason, we could experience an increase to our consumer litigation costs and exposure to potentially damaging class action lawsuits, with a potential material adverse effect on our business and results of operations.

Any judicial decisions, legislation in Congress or in the various states in which we operate, or other rules or regulations that impair our ability to enter into and enforce pre-dispute consumer arbitration agreements or class action waivers would significantly increase our exposure to class action litigation as well as litigation in plaintiff-friendly jurisdictions and significantly increase our litigation expenses. Such litigation could have a material adverse effect on our business, results of operations and financial condition.

Provisions of Dodd-Frank limiting interchange fees on debit cards could reduce the appeal of debit cards we distribute and/or limit revenues we receive from our debit card activities.

Dodd-Frank contains provisions that require the Federal Reserve Board to adopt rules that would sharply limit the interchange fees that large depository institutions (those that, together with their affiliates, have at least $10 billion of assets) can charge retailers who accept debit cards they issue. On June 29, 2011, the Federal Reserve Board set the interchange fee applicable to debit card transactions at 21 cents per transaction. While the statute does not apply to smaller entities, it is possible, and perhaps likely, that Visa, MasterCard and other debit card networks will continue their current practice of establishing the same interchange fees for all issuers or will establish interchange fees for exempt entities at levels significantly below current levels. If this happens, we would expect the issuer and processor of our debit cards to attempt to recover lost interchange revenues by imposing new or higher charges on cardholders and by seeking to capture a greater percentage of card revenues from us. Additional charges on debit cardholders could discourage use of debit cards for consumer transactions, and in either event, our revenues from prepaid debit card distribution would likely decline, perhaps materially.

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

As of December 31, 2019, approximately 12.3% of our total gross finance receivables of $98.3 million were held in Alabama, 12.0% were held in Arizona, 26.9% were held in California, 8.9% were held in Mississippi and 12.3% were held in Virginia. The outstanding amount of gross finance receivables in Ohio and Texas was $12.1 million consisting of $5.0 million in short-term and $7.1 million in installment loans, which were guaranteed by a subsidiary of the Company as part of the CSO program. In addition, a subsidiary of the Company has also entered into certain debt buying arrangements to leverage our expertise in collecting delinquent loans. The amount of gross finance receivables as part of the debt buyer program was $28.4 million and we reserved $3.5 million for this debt buying liability. As a result, if any of the events noted in this “Risk Factors” section were to occur with respect to our retail locations and internet operations in these states, including changes in the regulatory environment, or if the economic conditions in any of these states were to worsen, any such event could significantly reduce our revenue and cash flow and materially adversely affect our business, results of operations and financial condition or could make the continuance of our current business impractical, unprofitable or impossible.

Our revenue and revenue less provision for losses from check cashing services may be materially adversely affected if the number of consumer check cashing transactions decreases as a result of technological development or in response to changes in the tax preparation industry.

For the fiscal years ended December 31, 2017, 2018 and 2019, approximately 12.6%, 13.6% and 15.9%, respectively, of our revenues were generated from the check cashing business. Recently, there has been increasing penetration of electronic banking services into the check cashing and money transfer industry, including the increasing adoption of prepaid debit cards, direct deposit of payroll checks, electronic payroll payments, electronic transfers of government benefits and electronic transfers using on-line banking and other payment platforms. A recent study by the Federal Reserve Board suggests that payments through electronic transfers are displacing a portion of the paper checks traditionally cashed in our stores by our customers. Employers are increasingly making payroll payments available through direct deposit or onto prepaid debit cards. In addition, state and federal assistance programs are increasingly requiring benefits be delivered either through direct deposit programs or prepaid debit cards, and the federal government has announced initiatives to transition the disbursement of some federal tax refunds to prepaid debit cards. For example, in April 2011, the State of California stopped issuing paper checks to benefits recipients, which adversely affected our check cashing revenue in that state. Moreover, the rise of on-line payment systems that allow for electronic check and credit card payments to be made directly to individuals has further contributed to the decline in this market. To the extent that checks received by our customer base are replaced with such electronic transfers or electronic transfer systems developed in the future, both the demand for our check cashing services and our revenues from our check cashing business could decrease. In addition, a significant part of our business involves the cashing of tax refund checks. Recent changes in the tax preparation industry, including tax preparers offering prepaid debit cards as an alternative to tax refund checks and a decrease in the number of tax preparers offering refund anticipation loans (which are typically disbursed by checks at the offices of the tax preparer) could cause the number of tax refund checks we cash to decline, which could have a material adverse effect on our financial condition and results of operations.

If our estimates of our allowance for loan losses and accrual for third party losses are not adequate to absorb actual losses, our financial condition and results of operations could be adversely affected.

We utilize a variety of underwriting criteria, actively monitor the performance of our consumer loan portfolio and maintain an allowance for losses on loans we underwrite (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in our loan receivables portfolio. To estimate the appropriate level of loan loss reserves, we consider known and relevant internal and external factors that affect loan collectability, including the total amount of loans outstanding, historical charge-offs, our current collection patterns and current economic trends. Our methodology for establishing our allowance for doubtful accounts and our provision for loan losses is based in large part on our historic loss experience. If customer behavior changes as a result of economic conditions and if we are unable to predict how the widespread loss of jobs, housing foreclosures and general economic uncertainty may affect our loan loss allowance, our provision may be inadequate. In addition, expansion of our consumer loan portfolios has resulted and will continue to result in a higher provision for loan losses. Additionally, in our credit services organization business, we guarantee repayment of the third-party lender’s extending credit to our customers. We employ a methodology similar to that for estimating our own loan loss reserves to establish an accrual for doubtful accounts of these third-party lenders. As of December 31, 2017, our loan loss allowance was $16.3 million and in 2017 we had a net charge off of $97.5 million related to losses on our loans. As of December 31, 2018, our loan loss allowance was $3.5 million and in 2018 we had a net charge off of $67.8 million during the Predecessor period and ($1.5 million) during the Successor period related to losses on our loans. As of December 31, 2019, our loan loss allowance was $13.8 million and in 2019 we had a net charge off of $59.1 million related to losses on our loans. Our accrual for third party lender losses and debt buyer liability was $2.6 million and $3.5 million, and we had net charge offs of $18.9 million and $7.1 million, respectively, as of December 31, 2019. Our loan loss allowances, however, are estimates, and if actual loan losses are materially greater than our loan loss allowances, our financial condition and results of operations could be adversely affected.

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

We are reliant on third parties to provide certain products, services and support that are material to our business. In the event such parties become unwilling or unable to continue to provide such products, services or support to us, our business operations could be disrupted and our revenue could be materially and adversely affected. These risks may be exacerbated by our financial condition, as counterparties may consider credit risk in relation to doing business with us. For example:

•

Our prepaid debit card business depends on our agreements for related services with Insight, which is now owned by GreenDot. If any disruption in this relationship occurs, our revenue generated as an agent for Insight’s product offerings may be adversely affected.

•

Our money transfer and money order business depends on our agreements for such services with Western Union. If any disruption in these relationships occurs, our revenue generated from our money order and money transfer product offerings may be adversely affected. Approximately $4.4 million in 2017, $4.2 million in 2018, and $4.1 million in 2019, or 1.2%

1.2%, and 1.2%, respectively, of our total revenue for the years ended December 31, 2017, 2018, and 2019, was related to our money transfer and money order services, respectively.

•

We also have product and support agreements with various other third-party vendors and suppliers, including payment processing, information technology services, and telecommunications providers. If we fail to do appropriate oversight of these vendors, if our oversight is inadequate or if a third-party provider fails to provide its product or service or to maintain its quality and consistency, we could lose customers and related revenue from those products or services, or we could experience a disruption in our operations, any of which may adversely affect our business, results of operations and financial condition.

•

If any of the independent third-party lenders that originate the consumer loans offered under the credit access business model or offer loans directly to our customers, is required to stop, stops, curtails, or makes material changes to its lending, and we are unable to replace them, we could lose customers and related revenue from those customers or services, or we could experience a disruption in our operations, any of which may adversely affect our business, results of operations and financial condition.

•

Various payment processors, on which we rely to present checks or process debit card transactions, and banks on which we rely for depository and treasury management services, may succumb to regulatory pressure, such as those pressures that were exerted during the now discontinued Operation Choke Point or for other reasons, and decline to process future transactions for us or conduct any business with us which could cause a disruption in our operations that may adversely affect our business, results of operation and financial condition or could make the continuance of our current business impractical, unprofitable or impossible.

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

We may attempt to grow through the acquisition and opening of new stores. The acquisition or opening of additional stores may impose costs on us and subject us to numerous risks, including:

•	costs associated with identification of store locations to be acquired and negotiation of acceptable lease terms;
•	costs associated with leasing and construction;
•	exposure to new or unexpected changes to existing regulations as we enter new geographic markets;
•	costs associated with, and consequences related to our failure to obtain, necessary regulatory approvals, including state licensing approvals for change-of-control;
•	integration of acquired operations or businesses, including the transition to our information technology systems;
•	local zoning or business license regulations;
•	the loss of key employees from acquired businesses and the ability to attract and retain employees in connection with store openings;
•	diversion of management’s attention from our core business;
•	incurrence of additional indebtedness (if necessary to finance acquisitions or openings);
•	assumption of contingent liabilities;
•	the potential impairment of acquired assets;
•	the possibility that tax authorities may challenge the tax treatment of future and past acquisitions;
•	incurrence of significant immediate write-offs; and

•	performance which may not meet expectations.

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

The success of any acquisition depends, in part, on our ability to integrate the acquired business with our business and our ability to increase its operating-level performance in line with our historical operating-level performance. The integration process may be complex, costly and time-consuming and may not result in the anticipated improvements to operating-level performance. The difficulties of integrating the operation of a business may include, among others:

•	failure to implement our business plan for the combined business;
•	failure to achieve expected synergies or cost savings;
•	unanticipated issues in integrating information, technology and other systems;
•	unanticipated challenges in implementing our short-term or medium-term consumer lending practices in acquired stores or in marketing loan products to their existing customers;
•	unanticipated changes in applicable laws and regulations; and
•	unanticipated issues, expenses and liabilities.

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

Our workforce is comprised primarily of employees who work on an hourly basis. In certain areas where we operate, there is significant competition for employees. Our ability to continue to expand our operations depends on our ability to attract, train and retain a large and growing number of qualified employees. The lack of availability of an adequate number of hourly employees, geographically-driven market influences on labor costs, or increases in wages and benefits to current employees could adversely affect our operations. We are subject to applicable rules and regulations relating to our relationship with our employees, including the U.S. Fair Labor Standards Act, the National Labor Relations Act, the U.S. Immigration Reform and Control Act of 1986 and various federal and state laws governing various matters including minimum wage and break requirements, union organizing, exempt status classification, health benefits, unemployment and employment taxes and overtime and working conditions. Although we were not a party to the litigation, a recent decision by the California Supreme Court addressing when and how wages and overtime should be calculated for California employees may have a material adverse effect on our business. The outcome of other cases pending before the California Supreme Court may result in even higher labor costs in California. Legislative increases in the federal minimum wage, the increasing number of state and local legislative increases to the minimum wage, and other regulatory changes in exempt status classification, as well as increases in additional labor cost components, such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, as well as the cost of litigation in connection with these regulations, would increase our labor costs. Furthermore, if we are unable to locate, attract, train or retain qualified personnel, or if our costs of labor increase significantly, our business, results of operations and financial condition may be adversely affected.

Competition in the retail financial services industry is intense and could cause us to lose market share and revenue.

The industry in which we operate has low barriers to entry and is highly fragmented and very competitive. In addition, we believe that the market will become more competitive as the industry continues to consolidate. We compete with other check cashing stores, short-term consumer lenders, internet lenders, mass merchandisers, grocery stores, banks, savings and loan institutions, other financial services entities and other retail businesses that cash checks, offer short-term consumer loans, sell money orders, provide money transfer services or offer similar products and services. Some of our competitors have larger and more established customer bases, and substantially greater financial, marketing and other resources, than we do. For example, Wal-Mart offers a general-purpose reloadable prepaid debit card and also offers check cashing services, money transfers and bill payments through its “Money Centers” in select locations. In addition, short-term consumer loans are increasingly offered by local banks and employee credit unions. Our stores also face competition from automated check cashing machines deployed in supermarkets, convenience stores and other venues by large financial services organizations. In addition, our competitors may operate, or begin to operate, under business models less focused on legal and regulatory compliance than ours, which could put us at a competitive disadvantage. We can make no assurances that we will be able to compete successfully against any or all of our current or future competitors. As a result, we could lose market share and our revenue could decline, thereby affecting our ability to generate sufficient cash flow to service our indebtedness and fund our operations.

Our competitors’ use of other business models could put us at a competitive disadvantage and have a material adverse effect on our business.

We operate our business pursuant to the laws and regulations of the states in which we conduct business, including compliance with the maximum fees allowed and other limitations and we are licensed in every state in which we lend and in which a license is required. Some of our competitors, especially certain internet lenders, operate using other business models, including a “single-state model” where the lender is generally licensed in one state and follows only the laws and regulations of that state regardless of the state in which the customer resides and the lending transaction takes place, an “offshore model” where the lender is not licensed in any U.S. state and does not typically comply with any particular state’s laws or regulations or a “tribal model” where the lender follows the laws of a Native American tribe regardless of the state in which the lender is located, the customer resides and the lending transaction takes place. Competitors using these models may have higher revenue per customer and significantly less burdensome compliance requirements, among other advantages. Additionally, negative perceptions about these models could cause legislators or regulators to pursue additional industry restrictions that could affect the business model under which we operate, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Disruptions in the credit markets may negatively impact the availability and cost of our short-term borrowings, which could adversely affect our results of operations, cash flows and financial condition.

If our cash flow from operations is not sufficient to fund our working capital and other liquidity needs, we may need to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets, as experienced in the wake of the 2008 financial crisis, could adversely affect our ability to draw on any credit facility when not fully drawn. In addition, the effects of a global recession and its effects on our operations could cause us to have difficulties in complying with the terms of the Ivy Credit Agreement and the Secured Notes.

Longer-term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect our ability to refinance our outstanding indebtedness on favorable terms, if at all. The lack of availability under, and the inability to subsequently refinance, our indebtedness could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures, including acquisitions, and reducing or eliminating other discretionary uses of cash.

The use of personal data in credit underwriting is highly regulated.

The FCRA regulates the collection, dissemination and use of consumer information, including consumer credit information. Compliance with the FCRA and related laws and regulations concerning consumer reports has recently been under regulatory scrutiny. The FCRA, in certain states, requires us to supplement a Regulation Notice of Adverse Action provided to a loan applicant when we deny an application for credit, which, among other things, informs the applicant of the action taken regarding the credit application and the specific reasons for the denial of credit. The FCRA also requires us to promptly update any credit information reported to a consumer reporting agency about a consumer and to allow a process by which consumers may inquire about credit information furnished by us to a consumer reporting agency. Historically, the FTC has played a key role in the implementation, oversight, enforcement and interpretation of the FCRA. Pursuant to the Dodd-Frank Act, the CFPB has primary supervisory, regulatory and enforcement authority of FCRA issues. Although the FTC also retains its enforcement role regarding the FCRA, it shares that role in many respects with the CFPB. The CFPB has taken a more active approach than the FTC, including with respect to regulation, enforcement and supervision of the FCRA. Changes in the regulation, enforcement or supervision of the FCRA may materially affect our business if new regulations or interpretations by the CFPB or the FTC require us to materially alter the manner in which we use personal data in our credit underwriting.

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

In addition, our proprietary scoring models use identity and fraud checks analyzing data provided by external databases to authenticate each customer’s identity. The level of our fraud charge-offs and results of operations could be materially adversely affected if fraudulent activity were to significantly increase. Our internet operations are particularly subject to fraud because of the lack of face-to-face interactions and document review. If applicants assume false identities to defraud us or consumers simply have no intent to repay the money they have borrowed we will incur higher loan losses. We may incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor and mitigate fraud risk using our proprietary credit and fraud scoring models.

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

Our business has much higher rates of charge-offs than traditional lenders. Accordingly, we must price our loan products to take into account the credit risks of our customers. In deciding whether to extend credit to prospective customers and the terms on which to provide that credit, including the price, we rely heavily on proprietary scoring models. These models take into account, among other things, information from customers, third parties and an internal database of loan records gathered through monitoring the performance of our customers over time. The failure of our scoring models to effectively price credit risk could lead to higher-than-anticipated customer defaults, which could lead to higher charge-offs and losses for us, or overpricing, which could cause the loss of customers. Our models could become less effective over time, receive inaccurate information or otherwise fail to accurately estimate customer losses in certain circumstances. If we are unable to maintain and improve our proprietary scoring models, or if they do not adequately perform, they may fail to adequately predict the creditworthiness of customers or to assess prospective customers’ financial ability to repay their loans. This could further hinder our growth and have an adverse effect on our business and results of operations.

Failure to keep up with the rapid changes in e-commerce and the uses and regulation of the Internet could harm our business.

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

Our business is also dependent upon our employees’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as internet support, call center activities, and processing and servicing consumer loans. A shut-down of or inability to access the facilities in which our internet operations and other technology infrastructure are based, such as a power outage, a failure of one or more of our information technology, telecommunications or other systems, or sustained or repeated disruptions of such systems could significantly impair our ability to perform such functions on a timely basis and could result in a deterioration of our ability to underwrite, approve and process internet consumer loans, provide customer service, perform collections activities, or perform other necessary business functions. Any such interruption could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

Our business involves the storage and transmission of consumers’ non-public, private information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. We are entirely dependent on the secure operation of our websites and systems as well as the operation of the internet generally. While we have incurred no material cyber-attacks or security breaches to date, a number of other companies have disclosed cyber-attacks and security breaches, some of which have involved intentional attacks. Attacks may be targeted at us, our customers, or both. Although we devote what we believe to be appropriate resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to us and our customers, our security measures may not provide absolute security. Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources, including third parties outside the Company such as persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. These risks may increase in the future as we continue to increase internet-based product offerings and expand our internal usage of web-based products and applications or if we expand into new countries. If an actual or perceived breach of security occurs, customer and/or supplier perception of the effectiveness of our security measures could be harmed and could result in the loss of customers, suppliers or both. Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants.

A successful penetration or circumvention of the security of our systems could cause serious negative consequences, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or systems or those of our customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on us. In addition, many of our customers provide personal information, including bank account information when applying for consumer loans. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer bank account and other personal information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised. Data breaches can also occur as a result of non-technical issues.

Our servers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, including “denial-of-service” type attacks. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches, including any breach of our systems or by persons with whom we have commercial relationships that result in the unauthorized release of consumers’ non-public, private information, could damage our reputation and expose us to a risk of loss or litigation and possible liability. In addition, many of the third parties who provide products, services or support to us could also experience any of the above cyber risks or security breaches, which could impact our customers and our business and could result in a loss of customers, suppliers or revenue.

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

If any person, including our employees or those of third-party vendors, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to costly litigation, monetary damages, fines, and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential customer data by any person, whether through systems failure, unauthorized access to our IT systems, fraud, misappropriation, or negligence, could result in negative publicity, damage to our reputation, and a loss of customers. Any unauthorized disclosure of personally identifiable information could subject us to liability under data privacy laws and adversely affect our business prospects, results of operations, and financial condition.

Our ability to collect payment on loans and maintain accurate accounts may be adversely affected by computer viruses, physical or electronic break-ins, technical errors and similar disruptions.

The automated nature of our internet operations may make it an attractive target for hacking and potentially vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. Despite efforts to ensure the integrity of our platform, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, in which case there would be an increased risk of fraud or identity theft, and we may experience losses on, or delays in the collection of amounts owed on, a fraudulently induced loan. In addition, the software that we have developed to use in our daily operations is highly complex and may contain undetected technical errors that could cause our computer systems to fail. Because our loans made over the internet involve very limited manual review, any failure of our computer systems involving our scoring models and any technical or other errors contained in the software pertaining to our proprietary system could compromise the ability to accurately evaluate potential customers, which would negatively impact our results of operations. Furthermore, any failure of our computer systems could cause an interruption in operations and result in disruptions in, or reductions in the amount of, collections from the loans we made to customers. If any of these risks were to materialize, it could have a material adverse effect on our business, prospects, results of operations, and financial condition.

Security breaches, cyber-attacks, or fraudulent activity could result in damage to our operations or lead to reputational damage.

A security breach or cyber-attack of our computer systems could interrupt or damage our operations or harm our reputation. Regardless of the security measures that we may employ, our systems may still be vulnerable to data theft, computer viruses, programming errors, attacks by third parties or other similar disruptive problems. If we were to experience a security breach or cyber-attack, we could be required to incur substantial costs and liabilities, including:

•	expenses to rectify the consequences of the security breach or cyber-attack;
•	liability for stolen assets or information;
•	costs of repairing damage to our systems;
•	lost revenue and income resulting from any system downtime caused by such breach or attack;
•	increased costs of cyber security protection;
•	costs of incentives we may be required to offer to our customers or business partners to retain their business; and
•	damage to our reputation causing customers and investors to lose confidence in us.

Our success and future growth depend significantly on our successful marketing efforts, and if such efforts are not successful, our business and financial results may be harmed.

While we may intend to dedicate resources to marketing efforts and, when possible, to introduce new loan products and expand into new states, our ability to attract qualified borrowers depends in large part on the success of these marketing efforts and the success of the marketing channels we use to promote our products. Our marketing channels include search engine optimization, search engine marketing, preapproved direct mailings, paid media advertising, and acquiring new customers from various marketing firms. If any of our current marketing channels become less effective, if we are unable to continue to use any of these channels, if the cost of using these channels were to significantly increase or if we are not successful in generating new channels, we may not be able to attract new borrowers in a cost-effective manner or convert potential borrowers into active borrowers. If we are unable to recover our marketing costs through increases in the number of customers and in the number of loans made by visitors to product websites, or if we discontinue our marketing efforts, it could have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

In addition, preapproved direct mailings may become a less effective marketing tool due to over-penetration of direct mailing lists. Any of these developments could have a material adverse effect on our business, prospects, results of operations, and financial condition.

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

As a result of the liability risks inherent in our lines of business we maintain liability insurance intended to cover various types of property, casualty and other risks. The types and amounts of insurance that we obtain vary from time to time, depending on availability, cost and our decisions with respect to risk retention. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insured basis. Our insurance policies are subject to annual renewal. The coverage limits of our insurance policies may not be adequate, and we may not be able to obtain insurance or surety bonds in the future on acceptable terms or at all. In addition, our insurance premiums and our self-insured retentions may be subject to increases in the future, which increases may be material. Furthermore, the losses that are insured through commercial insurance are subject to the credit risk of those insurance companies. We can make no assurances that such insurance companies will remain creditworthy in the future. Inadequate insurance coverage limits, increases in our insurance costs or losses suffered due to one or more of our insurance carriers defaulting on their obligations, could have a material adverse effect on our financial condition and results of operations.

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

Our operations could be subject to natural disasters and other business disruptions, which could adversely impact our future revenue and financial condition and increase our costs and expenses. For example, the occurrence and threat of terrorist attacks may directly or indirectly affect economic conditions, which could in turn adversely affect demand for our services. In the event of a major natural or man-made disaster, such as hurricanes, floods, fires or earthquakes, we could experience loss of life of our employees, destruction of facilities or business interruptions, any of which could materially adversely affect us. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. economy and worldwide financial markets. Any of these occurrences could have a material adverse effect on our business, results of operations and financial condition.

Our financial condition, operations and liquidity may be materially adversely affected in the event of a catastrophic loss for which we are self-insured.

We are self-insured with respect to our employee health insurance program and certain commercial, property and casualty risks. Based on management’s assessment and judgment, we have determined that it is generally more cost effective to self-insure these risks. The risks and exposures we self-insure include, but are not limited to, flood, theft, counterfeits, and our employee health insurance program. We also maintain insurance contracts with independent insurance companies that provide certain worker’s compensation coverage, disability income coverage, certain employment practices coverage, and life insurance coverage.

In addition, we maintain director and officer liability coverage and certain property insurance contracts with independent insurance companies. Some of these coverages may be subject to large self-insured retentions. Some of these insurance companies may refuse to renew our policies due to our financial condition. We also maintain certain stop-gap coverage for catastrophic losses under our employee health insurance program. Should there be catastrophic loss from events for which we are self-insured or adverse court or similar decisions in any area in which we are self-insured, our financial condition, results of operations and liquidity may be materially adversely affected.

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

Changes in Legislation & Regulation

The CFPB Arbitration Rule

On July 10, 2017, the Consumer Financial Protection Bureau (“CFPB”) adopted the final rule prohibiting the use of mandatory arbitration clauses with class action waivers in consumer financial services contracts, or the Anti-Arbitration Rule. The Anti-Arbitration Rule was published in the Federal Register on July 19, 2017, and overturned by Congress on October 24, 2017, based on the Congressional Review Act. On November 1, 2017, President Trump signed Congress’s resolution repealing the CFPB’s Anti-Arbitration Rule, officially invalidating it. As a result of the Anti-Arbitration Rule having been disapproved under the Congressional Review Act, the CFPB is prevented from reissuing the disapproved rule in substantially the same form or from issuing a new rule that is substantially the same, unless the reissued or new rule is specifically authorized by a law enacted after the date of the resolution of disapproval.

The CFPB Payday, Vehicle Title and Certain High-Cost Installment Loans Rules

On July 21, 2010, the Dodd-Frank Act was signed into law. Among other things, this act created the CFPB and granted it the authority to regulate companies that provide consumer financial services. The CFPB has examined both our retail and internet operations. The findings from these exams did not result in any material change to our business practices. We expect to be periodically examined in the future by the CFPB as well as other regulatory agencies.

On June 2, 2016, the CFPB released its proposed rules addressing payday, vehicle title and certain high-cost installment loans. The CFPB accepted comments on the proposed rules through October 7, 2016. On October 5, 2017, the CFPB released its final rule applicable to payday, title and certain high-cost installment loans (the “CFPB Rule”). The CFPB Rule is being challenged in a lawsuit filed by the Community Financial Services Association (“CFSA”) of America and Consumer Service Alliance of Texas on April 9, 2018, and pending in the U.S. District Court for the Western District of Texas, Austin division, which we refer to as the CFSA Litigation. The CFPB Rule was published in the Federal Register on November 17, 2017, and but for the CFPB’s June 6, 2019, rule that delayed compliance of the underwriting provisions of the CFPB Rule until November 19, 2020, and the stay issued in the CFSA Litigation, those rules, would have become fully effective in August of 2019. Further, it is possible that some or all of the CFPB Rule will be subject to legal challenge by trade groups or other private parties. For example, on October 18, 2019, the United States Supreme Court agreed to hear an appeal of a decision issued by the Ninth Circuit Court of Appeals in Seila Law LLC v. CFPB. The case presents the opportunity for the Supreme Court to determine whether the CFPB’s structure is unconstitutional. If the CFPB’s structure is found unconstitutional, the effects, including on the CFPB Rule described below, are unclear.

Although the stay issued in the CFSA Litigation, the Seila case, and the CFPB’s June 6, 2019, rule make the ultimate determination about the underwriting provisions of the CFPB Rule unclear, the CFPB’s fall rule making agenda indicated an intention to finalize the CFPB Rule in April of 2020. The currently proposed CFPB Rule includes ability-to-repay, or ATR, requirements for “covered short-term loans” and “covered longer-term balloon-payment loans,” as well as payment limitations on these loans and “covered longer-term loans” remain subject to rule-making or judicial determination. Covered short-term loans are consumer loans with a term of 45 days or less. Covered longer-term balloon payment loans include consumer loans with a term of more than 45 days where (i) the loan is payable in a single payment, (ii) any payment is more than twice any other payment, or (iii) the loan is a multiple advance loan that may not fully amortize by a specified date and the final payment could be more than twice the amount of other minimum payments. Covered longer-term loans are consumer loans with a term of more than 45 days where (i) the total cost of credit exceeds an annual rate of 36%, and (ii) the lender obtains a form of “leveraged payment mechanism” giving the lender a right to initiate transfers from the consumer’s account. Post-dated checks, authorizations to initiate automated clearing house or ACH payments and authorizations to initiate prepaid or debit card payments are all leveraged payment mechanisms under the CFPB Rule.

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

Other Legislative and Regulatory Changes

The CFPB has proposed new rules affecting debt collection and announced tentative plans to propose rules affecting debt accuracy and verification. Also, during the past few years, legislation, ballot initiatives and regulations have been proposed or adopted in various states that would prohibit or severely restrict our short-term consumer lending.

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

Revenue from short-term consumer loan fees and interest for the twelve months ended December 31, 2018, decreased $1.7 million, or 1.2%, but increased as a percentage of total revenue to 39.7% from 38.3% compared to the twelve-month period in 2017. Short-term consumer loan revenue for the Retail financial services segment increased by $0.3 million, or 0.2%, for the twelve months ended December 31, 2018, as compared to the prior twelve-month period.

Revenue from medium-term consumer loans for the twelve months ended December 31, 2018, decreased $13.8 million, or 18.1%, compared to the twelve-month period in 2017, primarily due to a decrease in medium-term lending in the Internet financial services segment. However, medium-term consumer loan revenue for the Retail financial services segment increased by $2.8 million, or 7.4%, for the twelve months ended December 31, 2018, as compared to the prior twelve-month period.

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

Internet Financial Services

For the year ended December 31, 2018, total revenues for the combined Successor and Predecessor periods contributed by our Internet financial services segment was $51.0 million, a decrease of $21.4 million, or 29.5%, over the prior year comparable period. However, Internet financial services operating gross profit as a percentage of revenue increased to 43.7% from 14.9%, and provision for loan losses as a percentage of revenue decreased to 44.2% from 72.8%, for the twelve months ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to the improvement of the quality of the internet medium-term consumer loan portfolio, which resulted from implementing stricter underwriting criteria.

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

Capital structure and concerns about Company’s ability to continue as a going concern

The Company’s indebtedness includes $69.0 million outstanding under the Ivy Credit Agreement that is due in the second quarter of 2021, and its expected cash position will not be sufficient to repay this indebtedness as it becomes due. Decreased portfolio levels had a negative impact on operating profits and liquidity and will impact our ability to meet the Ivy Credit Agreement and Revolving Credit Agreement collateral coverage covenants and may trigger cross-default provisions.

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

The Company previously issued a Form 10-K for year ended December 31, 2019 and issued its financial statements in an S-1 registration statement for the predecessor and successor periods of the year ended December 31, 2018. At that time, the statements received an unqualified opinion. However, due to RSM’s recalled opinions related to its subsequently disclosed independence violations, the financial statements in those filings can no longer be relied upon, and the Company is required to reissue financial statements on this Form 10-K/A for those periods. The financial statements in this Forms 10-K/A for 2018 and 2019 are considered issued when they comply with all SEC rules, including those on auditor independence.

The financial results presented in the current issuance is consistent in all material respects with those presented in the recalled financial statements. The statements as originally issued contained an unqualified opinion based on circumstances known at that time. Due to unforeseeable changes resulting from the 2020 Covid-19 Pandemic, as of October 20, 2020, the new issuance date of our 2018 and 2019 financial statements, substantial doubt, which was not present at the time of the original issuance, now exists regarding the Company’s ability to continue as a going concern. This qualification is consistent with the determination previously disclosed in the Company’s second quarter 2020 filing August 13, 2020 date.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Security Holders and the Board of Managers of CCF Holdings LLC and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CCF Holdings LLC and its subsidiaries (the Successor Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, members’ equity, and cash flows for the year ended December 31, 2019 and for the period December 13, 2018 (inception) through December 31, 2018, and the related notes to the consolidated financial statements (collectively, the Successor financial statements). We have also audited the accompanying consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows of Community Choice Financial, Inc. and its subsidiaries (the Predecessor Company) for the period January 1, 2018 through December 12, 2018, and the related notes to the consolidated financial statements (collectively, the Predecessor financial statements). In our opinion, the Successor financial statements present fairly, in all material respects, the financial position of the Successor Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019 and for the period December 13, 2018 (inception) through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. In our opinion, the Predecessor financial statements present fairly, in all material respects, the results of the Predecessor Company’s operations and its cash flows for the period January 1, 2018 through December 12, 2018, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Successor Company has changed its method of accounting for lease transactions in 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842).

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered losses from operations due to a significant decline in demand for its products related to the 2020 Covid-19 Pandemic. The Company does not anticipate having sufficient cash to repay its $69,000,000 loan as it becomes due in April 2021. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

/s/ Elliott Davis, LLC

We have served as the Company's auditor since 2020.

Greenville, South Carolina

October 20, 2020

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

In most instances, state law provides the statutory and regulatory framework for the products the Company offers in those states, in instances where the Company is making a loan to a consumer, certain federal laws also impact the business. The Company’s consumer loans are subject to federal laws and regulations, including the Truth-in-Lending Act (“TILA”), the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act (“FCRA”), the Gramm-Leach-Bliley Act (“GLBA”), the Bank Secrecy Act, the Money Laundering Control Act of 1986, the Money Laundering Suppression Act of 1994, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “PATRIOT Act”), Title X of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), and the regulations promulgated for each. Among other things, these laws require disclosure of the principal terms of each transaction to every customer, prohibit misleading advertising, protect against discriminatory lending practices, proscribe unfair credit practices and prohibit creditors from discriminating against credit applicants on the basis of race, sex, age or marital status. The GLBA and its implementing regulations generally require the Company to protect the confidentiality of its customers’ nonpublic personal information and to disclose to the Company’s customers its privacy policy and practices. On October 5, 2017, the Consumer Financial Protection Bureau (“CFPB”) released its final Payday, Vehicle Title and Certain High-Cost Installment Loan Rules (“CFPB Rule”). The CFPB Rule was published in the Federal Register on November 17, 2017, prior to the resignation of the CFPB’s Director. On February 6, 2019, however, the CFPB proposed to rescind certain provisions of the CFPB Rule, specifically to repeal the portion of the rule that included an ability-to-repay requirement, which the CFPB now refers to as the “mandatory underwriting provisions,” and to delay the compliance date for the mandatory underwriting provisions until November 19, 2020. This proposal became a final rule on June 6, 2019. In addition to state regulatory examinations that assess the Company’s compliance with state and federal laws and regulations, the CFPB and the Internal Revenue Service periodically examine and will continue to periodically examine the Company’s compliance with the federal laws noted above and the regulations promulgated under those laws.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to recognize the following for all leases with terms longer than 12 months: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Leases with a term of 12 months or less will be accounted for similarly to existing guidance for operating leases today. In addition, ASU 2016-02 aligns lessor accounting with the lessee accounting model and ASU 2014-09, Revenue from Contracts with Customers (Topic 606) Section A—Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40) (“ASU 2014-09”). ASU 2016-02 is effective for emerging growth companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The Company has elected early adoption of the standard for the year ending December 31, 2019. Entities must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented, or the beginning of the period adopted, in the financial statements. As a result of the adoption of the new lease standard on January 1, 2019, the Company recorded $32,453 for both operating lease liabilities and corresponding right-of-use assets. The operating lease liabilities will be based on the present value of the remaining minimum rental payments using discount rates as of the effective date.

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

Subsequent events: The Company has evaluated its subsequent events (events occurring after December 31, 2019) through the issuance date of October 20, 2020.

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

The provision and subsequent charge off related to troubled debt restructurings totaled $3 and is included in the provision for medium-term consumer loans for the Successor period ended December 31, 2018. For these loans evaluated for impairment, there were $1 of payment defaults during the Successor period ended December 31, 2018. The troubled debt restructurings during the Successor period ended December 31, 2018 are subject to an allowance of $1 with a net carrying value of $3 at December 31, 2018.

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

The provision for short-term consumer loans of $38,012 is net of debt sales of $1,188 and the provision for medium-term consumer loans of $29,815 is net of debt sales of $1,196.

The provision and subsequent charge off related to troubled debt restructurings totaled $111 and is included in the provision for medium-term consumer loans for the Predecessor period ended December 12, 2018. For these loans evaluated for impairment, there were $210 of payment defaults during the Predecessor period ended December 12, 2018. The troubled debt restructurings during the Predecessor period ended December 12, 2018 are subject to an allowance of $41 with a net carrying value of $64 at December 12, 2018.

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

The Company has subsidiaries that facilitate third party lender loans under the CSO model. Changes in the accrual for third-party lender losses for the Successor year ended December 31, 2019, the Successor period ended December 31, 2018, the Predecessor period ended December 12, 2018, and the Predecessor year ended December 31, 2017 were as follows:

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

A subsidiary of the Company offers a CSO product in Texas, and another subsidiary offered a CSO product in Ohio until April 2019, to assist consumers in obtaining credit with unaffiliated third-party lenders. Ohio House Bill 123 (“HB123”) prohibited CSO transactions in Ohio on or after April 28, 2019, at which time, the Ohio CSO product was no longer offered. Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $12,096 and $34,144 at December 31, 2019 and 2018, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement. The total gross finance receivables for the Ohio CSO product consist of $-0- and $30,490 in short-term and $7,143 and $303 in installment loans at December 31, 2019 and 2018, respectively. The total gross finance receivables for the Texas CSO product consist of $4,953 and $3,351 in short-term loans at December 31, 2019 and 2018, respectively. The provision for third-party lender losses of $16,926 for the Successor year ended December 31, 2019 is net of debt sales of $375. The provision for third-party lender losses of $24,258 and $32,666 for the Predecessor period ended December 12, 2018 and the Predecessor year ended December 31, 2017 is net of debt sales, $934 and $988, respectively.

For the Ohio CSO program, the Company was required to purchase $12,469, $2,082, and $46,368 of short-term and $9,260, $17, and $669 of installment loans during the Successor year ended December 31, 2019, the Successor period ended December 31, 2018, and the Predecessor period ended December 12, 2018, respectively. As these loans were in default when purchased, they met the Company’s policy and were fully charged-off at acquisition. The Company recognized recoveries of $9,702, $1,216, and $29,912 of short-term and $2,806, $19, and $270 of installment collections on these loans during the Successor year ended December 31, 2019, the Successor period ended December 31, 2018, and the Predecessor period ended December 12, 2018, respectively.

For the Texas CSO program, the Company was required to purchase $15,334, $485, and $11,293 of short-term loans during the Successor year ended December 31, 2019, the Successor period ended December 31, 2018, and the Predecessor period ended December 12, 2018, respectively. As these loans were in default when purchased, they met the Company’s policy and were fully charged-off at acquisition. The Company recognized recoveries of $5,644, $270, and $4,123 of short-term collections on these loans during the Successor year ended December 31, 2019, the Successor period ended December 31, 2018, and the Predecessor period ended December 12, 2018, respectively.

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

Note 3. Related Party Transactions and Balances

Eugene Schutt and Jennifer Adams Baldock, each an independent member of our Board of Directors, are lenders to Ivy Funding Nine LLC, the lender to our non-guarantor subsidiary. During 2019 and 2018, Mr. Schutt and Ms. Baldock loaned 0.27% and 0.04% of the total available credit extended by Ivy Funding Nine LLC. The Company paid $13,185 during the Successor year ended December 31, 2019, $1,067 during the Successor period ended December 31, 2018, and $10,021 during the Predecessor period ended December 12, 2018, to Ivy Funding, which represents payments of interest and fees.

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

Note 6. Pledged Assets and Debt

As a result of the strict foreclosure, all obligations represented by the 2019 Notes and 2020 Notes were extinguished, and holders of the 2019 Notes and 2020 Notes received a pro rata share of $276,940 of the newly-issued 10.750% PIK Notes due 2023.

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

On September 6, 2018, CCF Issuer entered into an indenture with Community Choice Financial Holdings, LLC, a wholly-owned subsidiary of the Company, as guarantor, governing the issuance of $42,000 of 9.00% senior secured notes due September 6, 2020 (the “Secured Notes”). The Secured Notes were issued as part of a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, to certain significant holders of the 2019 Notes and 2020 Notes. The proceeds from the Secured Notes were used to fund $42,000 in loans to the Company pursuant to the Revolving Credit Agreement described above.

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

On July 19, 2014, a guarantor subsidiary of the Company entered in to a $1,425 joint note with a non-related entity for the acquisition of a share of an airplane. We recorded our $1,069 share of the joint note, but both parties are joint and severally liable. The joint note had an outstanding balance of $1,036 at December 31, 2019 and our share of the note was $777. The term note was amended on November 22, 2019 to extend the maturity date to November 22, 2024, and increased the interest rate to 4.75%.

On May 24, 2016, a guarantor subsidiary of the Company entered into a $1,165 term note for the acquisition of a share of an airplane.

Capital Structure and concerns about Company’s ability to continue as a going concern

The Company’s indebtedness includes $69,000 outstanding under the Ivy Credit Agreement that is due in the second quarter of 2021, and its expected cash position will not be sufficient to repay this indebtedness as it becomes due. Decreased portfolio levels had a negative impact on operating profits and liquidity and will impact the Company’s ability to meet the Ivy Credit Agreement and Revolving Credit Agreement collateral coverage covenants and may trigger cross-default provisions.

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

The Company previously issued a Form 10-K for year ended December 31, 2019 and issued its financial statements in an S-1 registration statement for the predecessor and successor periods of the year ended December 31, 2018. At that time, the statements received an unqualified opinion. However, due to RSM’s recalled opinions related to its subsequently disclosed independence violations, the financial statements in those filings can no longer be relied upon, and the Company is required to reissue financial statements on this Form 10-K/A for those periods. The financial statements in this Form 10-K/A for 2018 and 2019 are considered issued when they comply with all SEC rules, including those on auditor independence.

The financial results presented in the current issuance is consistent in all material respects with those presented in the recalled financial statements. The statements as originally issued contained an unqualified opinion based on circumstances known at that time. Due to unforeseeable changes resulting from the 2020 Covid-19 Pandemic, as of

October 20, 2020, the new issuance date of our 2018 and 2019 financial statements, substantial doubt, which was not present at the time of the original issuance, now exists regarding the Company’s ability to continue as a going concern. This qualification is consistent with the determination previously disclosed in the Company’s second quarter 2020 filing August 13, 2020 date.

The five-year maturity for all debt arrangements as of December 31, 2019 consisted of the following:

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

The Predecessor entered into an agency agreement with Insight Holdings which is a prepaid debit card program manager during 2009. The total amount of fees earned related to the agreement during the Successor year ended December 31, 2019, and the Successor period ended December 31, 2018 was $747 and $39, respectively, and during the Predecessor period ended December 12, 2018, and the Predecessor year ended December 31, 2017, totaled $816 and $965, respectively, and are included as “Other Income” on the statements of operations. At December 31, 2019 and 2018 the Company had $970 and $899, respectively, in card related pre-funding and receivables on its balance sheet associated with this agreement.

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

The Company had 553 total leases as of December 31, 2019. Operating leases with renewal options are included in right-of-use assets – operating leases, current portion of operating lease obligation and noncurrent operating lease obligation on our consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rates or implicit rates, when readily determinable. Short-term operating leases which have an initial term of 12 months or less are not recorded on the consolidated balance sheets.

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

In response to the enactment of the Act in late 2017, the SEC issued SAB 118 to address situations where the accounting is incomplete for certain income tax effects of the Act upon issuance of an entity’s financial statements for the reporting period in which the Act was enacted. The measurement period allowed by SAB 118 has closed during the fourth quarter of 2018 in which the Company did not record any adjustments to the net benefit of $3.2 million recorded in 2017 for the re-measurement of its deferred tax balances. The prospects of supplemental legislation or regulatory processes to address uncertainties that arise due to the Act, or evolving technical interpretation of the tax law, may cause the Company’s financial statements to be impacted in the future. The Company will continue to analyze the effects of the Act as subsequent guidance continues to emerge.

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

Note 18. Subsequent Events

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

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our CEO and CFO concluded that, as of December 31, 2019, our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Annual Report on Form 10-K/A for the year ended December 31, 2019 are appropriate.

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

As an “emerging growth company” under the Jumpstart Our Business Startups Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, Elliott Davis LLC, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Elliott Davis LLC (“Elliott Davis) re-audited our financial statements for the years ended December 31, 2019 and 2018 and has been our independent registered public accounting firm since July 17, 2020. Audit fees for professional services rendered by Elliott Davis for or the years ended December 31, 2019 and 2018 are approximately $0.2 million and $0.3 million, respectively.

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

Exhibit No.	Description
21.1	Subsidiaries of CCF Holdings LLC (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 12, 2020).

31.1*	Certification Pursuant to Rule 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer

31.2*	Certification Pursuant to Rule 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer

32.2*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer

101	Interactive Data File

(i) Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statement of Stockholders’ Equity for the period ended December 12, 2018 and for the year ended December 31, 2017; (iv) Consolidated Statement of Members’ Equity for the period ended December 31, 2018 and for the year ended December 31. 2019; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements (unaudited)—submitted herewith pursuant to Rule 406T

* filed herewith

CCF HOLDINGS LLC

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized on October 20, 2020.

CCF HOLDINGS LLC

By	/s/ Michael Durbin
	Name:	Michael Durbin
	Title:	Chief Financial Officer