Form 10-Q/A
period 2020-03-31
CCF Holdings LLC
filed 2020-10-20
CIK 1766682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

(Mark One)
⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to to

Commission File Number: 333-231069

CCF HOLDINGS LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	83-2704255 (IRS Employer Identification No.)

5165 Emerald Parkway, Suite 100, Dublin, Ohio (Address of principal executive offices)	43017 (Zip Code)

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

Explanatory Note

This Amendment No. 1 to CCF Holdings LLC’s (the “Company” or “CCF”) Quarterly Report on Form 10-Q (the “Amendment”) for the quarterly period ended March 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2020 (the “Original Filing”), is being filed to amend Part I, Items 1 and 2, and Part II, Item 6 of the Original Filing following the re-review of the Company’s unaudited interim financial information for the quarterly period ended March 31, 2020 (the “Re-review”) by its current independent registered public accounting firm, Elliott Davis LLC (“Elliott Davis”).

This Amendment is being filed to disclose that Elliott Davis completed its Statement of Auditing Standards No. 100, or SAS 100, review of the unaudited interim financial information presented in the Original Filing. In addition, “Note 1—Basis of Presentation” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of the Original Filing has been amended to reflect the re-audit of the Company’s financial statements for the fiscal year ended December 31, 2019 by Elliott Davis. Part II, Item 6 of the Original Filing has been amended to include new certifications, as reflected in Exhibits 31.1, 31.2, 32.1, and 32.2. No other changes have been made to the Original Filing.

This Amendment does not reflect events or transactions occurring after the date of the Original Filing or modify or update those disclosures that may have been affected by events or transactions occurring subsequent to such filing date, and, except as described above, all information and exhibits included in the Original Filing remain unchanged.

Background

On June 8, 2020, CCF, which is the successor to Community Choice Financial Inc. (“CCFI”), received notice from its registered public accounting firm, RSM US LLP (“RSM”), that RSM resigned effective immediately. Subsequently, on June 10, 2020, CCF received an additional letter from RSM with respect to its resignation (together with the June 8, 2020 letter, the “Resignation Letters”). RSM’s resignation was not due to any reason related to CCF’s (or CCFI’s) financial reporting or accounting operations, policies or practices. In the Resignation Letters, RSM stated it had discovered that its independence had been impaired because funds which are “indirectly affiliated” with CCF are held by certain RSM controlled entities and because RSM Wealth Management, LLC, a wholly-owned subsidiary of RSM, has also been advising clients on investments in funds “indirectly affiliated” with CCF. RSM stated that such activities are inconsistent with Securities and Exchange Commission rules regarding independence. Prior to such discovery and notice by RSM, CCF was not aware of any issues relating to RSM’s independence, including those described in the Resignation Letters.

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

CCF Holdings LLC and Subsidiaries

Form 10-Q/A for the Quarterly Period Ended March 31, 2020

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

In response to the coronavirus, the Company had most of its corporate employees working remotely through June 29, 2020 and has restricted operating hours at certain retail locations to ensure the safety or our employees and customers. As of March 31, 2020, the Company had not yet experienced a significant decline in the demand for its products and services.  However, through the date of filing, demand for loan products significantly declined and portfolio levels declined because of the COVID-19 pandemic.  Declining portfolio levels have had a negative impact on operating profits and liquidity and may impact our ability to meet all debt financing and covenant obligations.

A summary of the Company’s significant accounting policies follows:

Basis of presentation: The accompanying interim unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q/A and accounting principles generally accepted in the United States (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019, on Form 10-K filed with the Securities & Exchange Commission on March 12, 2020, as amended by Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on October 20, 2020. All adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial condition, have been included. The results for any interim period are not necessarily indicative of results to be expected for the year ending December 31, 2020.

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

Subsequent events: The Company has evaluated its subsequent events (events occurring after March 31, 2020) through the issuance date of October 20, 2020.

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

The aging of receivables at March 31, 2020, and December 31, 2019, were as follows:

	March 31, 2020		December 31, 2019
Current finance receivables	$63,751	87.1%	$86,935	88.4%
Past due finance receivables (1 - 30 days)
Secured short-term consumer loans	1,229	1.7%	1,513	1.5%
Unsecured short-term consumer loans	1,070	1.5%	1,132	1.2%
Short-term consumer loans	2,299	3.2%	2,645	2.7%
Secured medium-term consumer loans	812	1.1%	1,321	1.3%
Unsecured medium-term consumer loans	3,307	4.5%	4,241	4.4%
Medium-term consumer loans	4,119	5.6%	5,562	5.7%
Total past due finance receivables (1 - 30 days)	6,418	8.8%	8,207	8.4%
Past due finance receivables (31 - 60 days)
Secured medium-term consumer loans	331	0.5%	461	0.5%
Unsecured medium-term consumer loans	2,120	2.9%	2,373	2.4%
Medium-term consumer loans	2,451	3.4%	2,834	2.9%
Total past due finance receivables (31 - 60 days)	2,451	3.4%	2,834	2.9%
Past due finance receivables (61 - 90 days)
Secured medium-term consumer loans	12	0.0%	10	-%
Unsecured medium-term consumer loans	520	0.7%	344	0.3%
Medium-term consumer loans	532	0.7%	354	0.3%
Total past due finance receivables (61 - 90 days)	532	0.7%	354	0.3%
Total delinquent	9,401	12.9%	11,395	11.6%
	$73,152	100.0%	$98,330	100.0%
Finance receivables in non-accrual status	$1,614	2.2%	$1,560	1.6%

Note 3. Related Party Transactions and Balances

There were no new significant related party transactions, or material changes to existing related party transactions, during the three months ended March 31, 2020.

Note 4. Goodwill and Other Intangible Assets

The following table summarizes goodwill and other intangible assets as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Goodwill	$—	$11,288

Other intangible assets, net:
Trade names	$2,514	$2,624
Favorable lease	22	26
	$2,536	$2,650

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

The carrying amounts of goodwill by reportable segment at March 31, 2020 were as follows:

	Retail	Internet
	Financial Services	Financial Services	Total
Goodwill	$11,288	$—	$11,288
Impairment loss	(11,288)	—	(11,288)
	$—	$—	$—

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

Management has hired advisors to assist the Company with its capital structure. This engagement includes, but is not limited to, assisting the Company with efforts to amend its credit facilities, obtain waivers from its lenders, and to pursue other sources of capital. There is no assurance that the Company will be able to extend the maturity or otherwise refinance the Ivy Credit Agreement and amend the Ivy Credit Agreement and Revolving Credit Agreements’ covenants. Therefore, as of the issuance of our Form 10-Q/A, substantial doubt exists regarding the Company’s ability to continue as a going concern within one year after the date of issuance.

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

The Company had 493 total leases as of March 31, 2020. Operating leases with renewal options are included in right-of-use assets – operating leases, current portion of operating lease obligation and noncurrent operating lease obligation on our consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rates or implicit rates, when readily determinable. Short-term operating leases which have an initial term of 12 months or less are not recorded on the consolidated balance sheets.

	Three Months Ended
	March 31,
	2020	2019
Lease cost:
Operating lease cost	$4,469	$4,881
Short-term lease cost	1,518	1,047
Variable lease cost	294	16
Total lease cost	$6,281	$5,944

Other Information:
Payments included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,409	$4,819
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,191	$34,154
Weighted-average remaining lease term - operating leases	3.8 years	2.7 years
Weighted-average discount rate - operating leases	9.0%	9.0%

Future minimum lease payments for our operating leases as of March 31, 2020 were as follows:

Operating
Fiscal Years	Leases
Remaining 2020	$11,833
2021	12,142
2022	8,007
2023	4,760
2024	2,783
Thereafter	3,683
Total minimum lease payments	43,208
Less imputed interest	(6,576)
Present value of net minimum lease payments	36,632
Less current portion of operating lease obligation	(12,741)
Operating lease obligation	$23,891

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

Note 10. Business Segments

The Company has elected to organize and report on its operations as two operating segments: Retail financial services and Internet financial services.

The following tables present summarized financial information for the Company’s segments:

	As of and for the three months ended March 31, 2020
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$178,753		$36,607			$215,360
Other Intangible Assets	2,497		39			2,536
Total Revenues	$66,007	100.0%	$9,972	100.0%		$75,979	100.0%
Provision for Loan Losses	14,968	22.7%	4,761	47.7%		19,729	26.0%
Depreciation and Amortization	4,580	6.9%	—	—%		4,580	6.0%
Other Operating Expenses	33,731	51.1%	1,196	12.0%		34,927	45.9%
Operating Gross Profit	12,728	19.3%	4,015	40.3%		16,743	22.1%
Interest Expense, net	8,655	13.1%	4,544	45.6%		13,199	17.4%
Depreciation and Amortization	925	1.4%	32	0.3%		957	1.3%
Goodwill Impairment	11,288	17.1%	—	—		11,288	14.9%
Other Corporate Expenses (a)	—	—	—	—	18,215	18,215	24.0%
Loss from Continuing Operations, before tax	(8,140)	(12.3)%	(561)	(5.6)%	(18,215)	(26,916)	(35.4)%

(a)	Represents expenses that are not allocated between reportable segments.

	As of and for the three months ended March 31, 2019
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$230,491		$37,075			$267,566
Goodwill	11,288		—			11,288
Other Intangible Assets	2,882		132			3,014
Total Revenues	$75,984	100.0%	$10,512	100.0%		$86,496	100.0%
Provision for Loan Losses	17,250	22.7%	4,036	38.4%		21,286	24.6%
Depreciation and Amortization	8,205	10.8%	—	—%		8,205	9.5%
Other Operating Expenses	32,021	42.1%	1,133	10.8%		33,154	38.3%
Operating Gross Profit	18,508	24.4%	5,343	50.8%		23,851	27.6%
Interest Expense, net	7,897	10.4%	3,489	33.2%		11,386	13.2%
Depreciation and Amortization	1,389	1.8%	92	0.9%		1,481	1.7%
Other Corporate Expenses (a)	—	—	—	—	17,099	17,099	19.8%
Income (loss) from Continuing Operations, before tax	9,222	12.1%	1,762	16.7%	(17,099)	(6,115)	(7.1)%

(a)	Represents expenses that are not allocated between reportable segments.

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

It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company. As of March 31, 2020, the Company had not yet experienced a significant decline in the demand for its products and services.  However, through the date of filing, demand for loan products experienced a significant decline and portfolio levels declined because of the COVID-19 pandemic. Declining portfolio levels have had a negative impact on operating profits and liquidity and may impact our ability to meet all debt financing and covenant obligations. The Company did update is five-year operating plan to reflect the likely significant adverse macroeconomic effects COVID-19 will have on the Company’s principal markets and customers, resulting in a large decrease in the fair value of its senior PIK notes and a full impairment of goodwill as of March 31, 2020. Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including the allowance for loan losses and valuation allowances on deferred tax assets. Further, the Company’s liquidity and access to capital, including its ability to refinance or otherwise extend the maturity of the Ivy Credit Agreement, or comply with the covenant requirements of the Ivy Credit Agreement and Revolving Credit Agreement, could be materially adversely impacted by the pandemic, which could result in a default and related acceleration of our obligations under these agreements.

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

Business Segment Results of Operations for the Three Months Ended March 31, 2020, and March 31, 2019

The following tables present summarized financial information for our segments:

	As of and for the three months ended March 31, 2020
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$178,753		$36,607			$215,360
Other Intangible Assets	2,497		39			2,536
Total Revenues	$66,007	100.0%	$9,972	100.0%		$75,979	100.0%
Provision for Loan Losses	14,968	22.7%	4,761	47.7%		19,729	26.0%
Depreciation and Amortization	4,580	6.9%	—	—%		4,580	6.0%
Other Operating Expenses	33,731	51.1%	1,196	12.0%		34,927	45.9%
Operating Gross Profit	12,728	19.3%	4,015	40.3%		16,743	22.1%
Interest Expense, net	8,655	13.1%	4,544	45.6%		13,199	17.4%
Depreciation and Amortization	925	1.4%	32	0.3%		957	1.3%
Goodwill Impairment	11,288	17.1%	—	—		11,288	14.9%
Other Corporate Expenses (a)	—	—	—	—	18,215	18,215	24.0%
Loss from Continuing Operations, before tax	(8,140)	(12.3)%	(561)	(5.6)%	(18,215)	(26,916)	(35.4)%

(a)	Represents expenses that are not allocated between reportable segments.

	As of and for the three months ended March 31, 2019
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$230,491		$37,075			$267,566
Goodwill	11,288		—			11,288
Other Intangible Assets	2,882		132			3,014
Total Revenues	$75,984	100.0%	$10,512	100.0%		$86,496	100.0%
Provision for Loan Losses	17,250	22.7%	4,036	38.4%		21,286	24.6%
Depreciation and Amortization	8,205	10.8%	—	—%		8,205	9.5%
Other Operating Expenses	32,021	42.1%	1,133	10.8%		33,154	38.3%
Operating Gross Profit	18,508	24.4%	5,343	50.8%		23,851	27.6%
Interest Expense, net	7,897	10.4%	3,489	33.2%		11,386	13.2%
Depreciation and Amortization	1,389	1.8%	92	0.9%		1,481	1.7%
Other Corporate Expenses (a)	—	—	—	—	17,099	17,099	19.8%
Income (loss) from Continuing Operations, before tax	9,222	12.1%	1,762	16.7%	(17,099)	(6,115)	(7.1)%

(a)	Represents expenses that are not allocated between reportable segments.

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

There is no assurance that the Company will be able to extend the maturity or otherwise refinance the Ivy Credit Agreement and amend the Ivy Credit Agreement and Revolving Credit Agreements’ covenants. Therefore, as of the issuance date of Form 10-Q/A, substantial doubt exists regarding the Company’s ability to continue as a going concern within one year after the date of issuance.

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

Date: October 20, 2020

CCF Holdings LLC and Subsidiaries (registrant)

/s/ MICHAEL DURBIN
Michael Durbin
Chief Financial Officer
Principal Financial and
Principal Accounting Officer