Form 10-Q
period 2020-09-30
CCF Holdings LLC
filed 2020-11-13
CIK 1766682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

There is no market for the registrant’s equity. As of September 30, 2020, there were 992,857 units outstanding.

CCF Holdings LLC and Subsidiaries

Form 10-Q for the Quarterly Period Ended September 30, 2020

		Page
	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019 (unaudited)	3

	Consolidated Statements of Operations and Comprehensive Income for the three months and nine months ended September 30, 2020 (unaudited) and September 30, 2019 (unaudited)	4

	Consolidated Statements of Members’ Equity for the three months and nine months ended September 30, 2020 (unaudited) and September 30, 2019 (unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 (unaudited) and September 30, 2019 (unaudited)	6

	Notes to unaudited Consolidated Financial Statements	7-26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations	27-45

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45

Item 4.	Controls and Procedures	46

Part II	Other Information	46

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46-48

Item 6.	Exhibits	48

	Signatures	49

CCF Holdings LLC and Subsidiaries

Consolidated Balance Sheets

September 30, 2020 and December 31, 2019

(In thousands, except share data)

(unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current Assets
Cash and cash equivalents	$60,023	$49,016
Restricted cash	3,650	6,090
Finance receivables, net of allowance for loan losses of $10,731 and $12,869	47,395	79,692
Card related pre-funding and receivables	796	970
Other current assets	6,695	10,273
Total current assets	118,559	146,041
Noncurrent Assets
Finance receivables, net of allowance for loan losses of $269 and $959	531	2,303
Property, leasehold improvements and equipment, net	31,391	40,577
Right of use assets - operating leases	33,967	36,728
Goodwill	—	11,288
Other intangible assets	2,309	2,650
Security deposits	3,596	7,238
Total assets	$190,353	$246,825
Liabilities and Members' Equity
Current Liabilities
Accounts payable and accrued liabilities	$26,278	$30,195
Money orders payable	5,496	9,448
Accrued interest	10,182	2,544
Current portion of operating lease obligation	13,977	12,878
Current portion of subsidiary notes payable, net of deferred issuance cost of $984 and $1	68,987	127
Deferred revenue	2,535	2,535
Total current liabilities	127,455	57,727
Noncurrent Liabilities
Deferred payroll taxes	1,831	—
Operating lease obligation	22,530	24,403
Subsidiary notes payable, net of deferred issuance costs of $-0- and $372	665	74,231
Secured notes payable	40,000	40,000
Senior PIK notes, at fair value	17,070	74,243
Deferred revenue	550	2,451
Total liabilities	210,101	273,055
Commitments and Contingencies
Members' Equity
Common units, par value $-0- per unit, 850,000 Class A and 142,857 Class B authorized and outstanding units at September 30, 2020 and December 31, 2019	870	870
Retained deficit	(118,446)	(51,208)
Accumulated other comprehensive income	97,828	24,108
Total members' equity (deficit)	(19,748)	(26,230)
Total liabilities and members' equity	$190,353	$246,825

See Notes to Unaudited Consolidated Financial Statements.

CCF Holdings LLC and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

Three Months and Nine Months Ended September 30, 2020 and 2019

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Finance receivable fees	$27,124	$51,051	$97,632	$146,513
Credit service fees	2,938	12,579	10,613	47,373
Check cashing fees	13,649	13,292	42,986	38,586
Card fees	2,734	2,686	8,133	8,582
Other	7,471	5,285	22,206	12,828
Total revenues	53,916	84,893	181,570	253,882
Operating expenses:
Salaries	14,251	18,093	43,872	52,335
Provision for loan losses	8,866	31,317	34,295	77,949
Occupancy	8,821	8,931	25,970	25,877
Advertising and marketing	2,728	1,087	5,042	2,659
Depreciation and amortization	3,729	5,406	12,375	18,758
Other	7,325	7,279	23,404	21,431
Total operating expenses	45,720	72,113	144,958	199,009
Operating gross profit	8,196	12,780	36,612	54,873
Corporate and other expenses:
Corporate expenses	16,387	17,907	50,216	52,544
Depreciation and amortization	900	1,430	2,740	4,378
Interest expense, net	13,362	12,259	39,523	35,520
Goodwill impairment	—	—	11,288	—
Total corporate and other expenses	30,649	31,596	103,767	92,442
Loss from continuing operations, before tax	(22,453)	(18,816)	(67,155)	(37,569)
Provision for (benefit from) income taxes	(193)	6	83	23
Net loss	$(22,260)	$(18,822)	$(67,238)	$(37,592)
Other comprehensive income (loss):
Change in fair value of senior PIK notes	(517)	6,637	73,720	1,484
Other comprehensive income (loss):	(517)	6,637	73,720	1,484
Comprehensive income (loss)	$(22,777)	$(12,185)	$6,482	$(36,108)

See Notes to Unaudited Consolidated Financial Statements.

CCF Holdings LLC and Subsidiaries

Consolidated Statements of Members’ Equity

Three Months and Nine Months Ended September 30, 2020 and 2019

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30, 2020
						Accumulated
						Other
	Class A Units		Class B Units		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income	Total

Balance, June 30, 2020	850,000	$740	142,857	$130	$(96,186)	$98,345	$3,029
Net loss	—	—	—	—	(22,260)	—	(22,260)
Change in fair value of senior PIK notes	—	—	—	—	—	(517)	(517)
Balance, September 30, 2020	850,000	$740	142,857	$130	$(118,446)	$97,828	$(19,748)

	Three Months Ended September 30, 2019
						Accumulated
						Other
	Class A Units		Class B Units		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Total

Balance, June 30, 2019	850,000	$740	142,857	$130	$(17,134)	$1,482	$(14,782)
Net loss	—	—	—	—	(18,822)	—	(18,822)
Change in fair value of senior PIK notes	—	—	—	—	—	6,637	6,637
Balance, September 30, 2019	850,000	$740	142,857	$130	$(35,956)	$8,119	$(26,967)

	Nine Months Ended September 30, 2020
						Accumulated
						Other
	Class A Units		Class B Units		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income	Total

Balance, December 31, 2019	850,000	$740	142,857	$130	$(51,208)	$24,108	$(26,230)
Net loss	—	—	—	—	(67,238)	—	(67,238)
Change in fair value of senior PIK notes	—	—	—	—	—	73,720	73,720
Balance, September 30, 2020	850,000	$740	142,857	$130	$(118,446)	$97,828	$(19,748)

	Nine Months Ended September 30, 2019
						Accumulated
					Retained	Other
	Class A Units		Class B Units		Earnings	Comprehensive
	Shares	Amount	Shares	Amount	(Deficit)	Income (Loss)	Total

Balance, December 31, 2018	850,000	$740	150,000	$130	$1,636	$6,635	$9,141
Redemption of common units	—	—	(7,143)	—	—	—	—
Net loss	—	—	—	—	(37,592)	—	(37,592)
Change in fair value of senior PIK notes	—	—	—	—	—	1,484	1,484
Balance, September 30, 2019	850,000	$740	142,857	$130	$(35,956)	$8,119	$(26,967)

See Notes to Unaudited Consolidated Financial Statements.

CCF Holdings LLC and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2020 and 2019

(In thousands, Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(67,238)	$(37,592)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	34,295	77,949
Goodwill impairment	11,288	—
Loss on disposal of assets	1,157	320
Gain on sale of receivables	(207)	—
Depreciation	14,784	22,808
Amortization of deferred debt issuance costs	1,333	754
Amortization of intangibles	330	328
Non-cash interest on PIK notes	25,340	23,068
Right of use assets - operating leases	1,987	1,962
Changes in assets and liabilities:
Card related pre-funding and receivables	174	(74)
Other assets	7,231	(3,058)
Deferred revenue	(1,901)	(1,901)
Accrued interest	(1,155)	(261)
Money orders payable	(3,952)	(262)
Lease termination payable	—	(387)
Deferred payroll taxes	1,831	—
Accounts payable and accrued expenses	(3,917)	2,071
Net cash provided by operating activities	21,380	85,725
Cash flows from investing activities
Net receivables originated	(1,387)	(76,061)
Proceeds from sale of receivables	1,368	—
Purchase of leasehold improvements and equipment	(6,756)	(4,814)
Net cash used in investing activities	(6,775)	(80,875)
Cash flows from financing activities
Repurchase of secured notes	—	(2,000)
Proceeds from subsidiary note	—	3,000
Payments on subsidiary note	(4,095)	(77)
Debt issuance costs	(1,943)	(1,475)
Net cash used in financing activities	(6,038)	(552)
Net increase in cash and cash equivalents and restricted cash	8,567	4,298
Cash and cash equivalents and restricted cash:
Beginning	55,106	57,383
Ending	$63,673	$61,681

The following table reconciles cash and cash equivalents and restricted cash from the
Consolidated Balance Sheets to the above statements:
	December 31,
	2019	2018
Cash and cash equivalents	$49,016	$53,208
Restricted Cash	6,090	4,175
Total cash and cash equivalents and restricted cash	$55,106	$57,383

	September 30,
	2020	2019
Cash and cash equivalents	$60,023	$57,511
Restricted Cash	3,650	4,170
Total cash and cash equivalents and restricted cash	$63,673	$61,681

See Notes to Unaudited Consolidated Financial Statements.

CCF Holdings LLC and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)

Note 1. Ownership, Nature of Business, and Significant Accounting Policies

Nature of business: CCF Holdings LLC (the “Company” or “CCF”) is a provider of alternative financial services to unbanked and under-banked consumers. The Company was formed in 2018 and succeeded to the business and operations of Community Choice Financial Inc.. The Company owned and operated 452 retail locations in 12 states and was licensed to deliver similar financial services over the internet in 27 states as of September 30, 2020. Through its network of retail locations and over the internet, the Company provides customers a variety of financial products and services, including secured and unsecured, short-term and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of its individual customers.

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

As of September 30, 2020, because of the COVID-19 pandemic, the Company had experienced a significant decline in portfolio levels and in the demand for its products and services.  Declining portfolio levels will have a negative impact on operating profits and liquidity and will impact our ability to meet all debt financing and covenant obligations.

A summary of the Company’s significant accounting policies follows:

Basis of presentation: The accompanying interim unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and accounting principles generally accepted in the United States (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2018 included in Amendment No. 1 to the Company’s annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC on October 20, 2020. All adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial condition, have been included. The results for any interim period are not necessarily indicative of results to be expected for the year ending December 31, 2020.

On June 8, 2020, the Company received notice from its registered public accounting firm, RSM US LLP (“RSM”), that RSM resigned effective immediately due to an independence issue. RSM’s resignation was not due to any reason related to the Company’s or its predecessor’s financial reporting or accounting operations, policies, or practices. As a result of this independence issue, RSM stated that it had concluded that reliance should no longer be placed on (i) the audit report of RSM relating to the 2019 and 2018 financial statements of the Company and its predecessor, as applicable, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, (ii) the audit report of RSM relating to the financial statements of the Company and its predecessor, as applicable, for the period

December 13, 2018 (inception of the Company) through December 31, 2018 and for the predecessor period from January 1, 2018 through December 12, 2018 included in the Company’s Registration Statement on Form S-1, and (iii) its reviews of the Company’s interim financial information for the quarters ended March 31, June 30 and September 30, 2019 and March 31, 2020. The Company has engaged a new independent registered public accounting firm to audit and review the periods noted above, as applicable. Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, were both filed on October 20, 2020.

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

Disaggregation of revenues—Revenues for finance receivable and CSO fees are recognized over the term of the loan and were $30,062 and $63,630 for the three months, and $108,245 and $193,886 for the nine months ended September 30, 2020, and 2019, respectively. Revenues for check cashing, card fees, and other are recognized at the time of service and were $23,854 and $21,263 for the three months, and $73,325 and $59,996 for the nine months ended September 30, 2020, and 2019, respectively.

The following table illustrates the disaggregation of revenues by segment for the three months and nine months ending September 30, 2020 and 2019.

	For the three months ending September 30, 2020			For the three months ending September 30, 2019
	Retail	Internet		Retail	Internet
	Segment	Segment	Total	Segment	Segment	Total
Finance receivable and CSO fees	$23,527	$6,535	$30,062	$51,953	$11,677	$63,630
Check cashing, card fees and other	23,673	181	23,854	20,934	329	21,263
Total revenues	$47,200	$6,716	$53,916	$72,887	$12,006	$84,893

	For the nine months ending September 30, 2020			For the nine months ending September 30, 2019
	Retail	Internet		Retail	Internet
	Segment	Segment	Total	Segment	Segment	Total
Finance receivable and CSO fees	$86,220	$22,025	$108,245	$161,304	$32,582	$193,886
Check cashing, card fees and other	72,715	610	73,325	59,102	894	59,996
Total revenues	$158,935	$22,635	$181,570	$220,406	$33,476	$253,882

Finance receivables: Finance receivables consist of short term and medium-term consumer loans.

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term loan products typically range in principal from $100 to $1,000, with a maturity between fourteen and thirty days, and include a written agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations, which vary by state. State statutes vary from charging fees of 5% to 27%, to charging interest up to 25% per month. The customers repay the cash advance by making cash payments or allowing a check or preauthorized debit to be presented. Secured consumer loans with a maturity of ninety days or less are included in this category and represented 18.6% and 14.2% of short-term consumer loans at September 30, 2020 and December 31, 2019, respectively.

Medium-term consumer loans can be unsecured or secured with a maturity greater than ninety days and up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000, and are evidenced by a promissory note with a maturity between three and thirty-six months. These consumer loans vary in structure depending upon the applicable laws and regulations where they are offered. The medium-term consumer loans are payable in installments or provide for a line of credit with periodic payments. Secured consumer loans with a maturity greater than ninety days are included in this category and represented 14.0% and 15.4% of medium-term consumer loans at September 30, 2020, and December 31, 2019, respectively.

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

For short term unsecured consumer loans, the Company’s policy is to charge off loans when they become past due. The Company’s policy dictates that, where a customer has provided a check or an electronic payment authorization for presentment upon the maturity of a loan, if the customer has not paid off the loan by the due date, the Company will deposit the customer’s check or draft the customer’s bank account for the amount due. If the check or draft is returned as unpaid, all accrued fees and outstanding principal are charged-off as uncollectible. For short term secured loans, the Company’s policy requires that balances be charged off when accounts are either thirty or sixty days past due depending on the product. The Company had $879 and $1,560 of loans in non-accrual status as of September 30, 2020 and

December 31, 2019, respectively. The amount of the resulting charge-off includes unpaid principal, accrued interest and any uncollected fees, if applicable.

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

The Company’s other intangible assets consist of a trade name and favorable lease. The amount recorded for other intangible assets is amortized using the straight-line method over seven years. Intangible amortization expense was $110 and $110 for the three months, and $330 and $328 for the nine months ended September 30, 2020, and 2019, respectively. Intangible assets were determined to be not impaired as of September 30, 2020.

Deferred revenue: The Company’s deferred revenue is comprised of an upfront fee received under an agency agreement to offer wire transfer services at the Company’s branches. The deferred revenue is recognized over the contract period on a straight-line basis.

Revenue recognized from the upfront fees totaled $634 and $634 for the three months ended September 30, 2020 and 2019, respectively, and $1,901 and $1,901 for the nine months ended September 30, 2020 and 2019, respectively, and is included in Other revenues on the consolidated statement of operations.

Debt buyer liability: The Company records a liability for the secured and unsecured revolving loans offered by third parties expected to default, as the Company is required to purchase loans that default per debt buying agreements. This liability is disclosed as part of accounts payable and accrued liabilities on the consolidated balance sheet.

Deferred payroll taxes: The Company recorded a liability for the deferral of its share of payroll taxes as an option to improve liquidity offered by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The CARES Act allows employers to defer deposits of the employer’s portion of the FICA tax due from March 27, 2020, through December 31, 2020. Half of the deferred amount is due by December 31, 2021, with the other half due by December 31, 2022.

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

In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The Company’s financial instruments consist primarily of cash and cash equivalents, finance receivables, restricted cash, and notes payable. For all such instruments, including notes payable at September 30, 2020, and December 31, 2019, the carrying amounts in the consolidated financial statements approximate their fair values. Finance receivables are short term in nature and are originated at prevailing market rates and lines of credit bear interest at current market rates. The fair value of finance receivables at September 30, 2020 and December 31, 2019, approximates carrying value and is measured using internal valuation inputs including historical loan loss experience, delinquency, overall portfolio quality, and current economic conditions.

The fair value of the PIK notes was determined at September 30, 2020 and December 31, 2019. As more fully described in Note 5, the fair value of the PIK notes was determined using an approach that considered both a Black Scholes option price methodology and the intrinsic value of the notes on an ‘‘as-if-converted’’ basis.

	September 30, 2020
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$60,023	$60,023	1
Restricted cash	3,650	3,650	1
Finance receivables	47,926	47,926	3
Financial liabilities:
Senior PIK Notes	17,070	17,070	3
Secured Note Payable	40,000	40,000	2
Subsidiary Note payable	70,636	70,636	2

	December 31, 2019
	Carrying
	Amount	Fair Value	Level
Financial assets:
Cash and cash equivalents	$49,016	$49,016	1
Restricted cash	6,090	6,090	1
Finance receivables	81,995	81,995	3
Financial liabilities:
Senior PIK Notes	74,243	74,243	3
Secured Note Payable	40,000	40,000	2
Subsidiary Note payable	74,731	74,731	2

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

Subsequent events: The Company has evaluated its subsequent events (events occurring after September 30, 2020) through the issuance date of November 13, 2020.

Note 2. Finance Receivables, Credit Quality Information and Allowance for Loan Losses

Finance receivables representing amounts due from customers for advances at September 30, 2020, and December 31, 2019, consisted of the following:

	September 30,	December 31,
	2020	2019
Short-term consumer loans:
Secured	$6,895	$8,774
Unsecured	30,086	53,199
Total short-term consumer loans	36,981	61,973
Medium-term consumer loans
Secured	3,225	5,612
Unsecured	19,876	30,745
Total medium-term consumer loans	23,101	36,357
Total gross receivables	60,082	98,330
Unearned advance fees, net of deferred loan origination costs	(1,156)	(2,507)
Finance receivables before allowance for loan losses	58,926	95,823
Allowance for loan losses	(11,000)	(13,828)
Finance receivables, net	$47,926	$81,995

Finance receivables, net
Current portion	$47,395	$79,692
Non-current portion	531	2,303
Total finance receivables, net	$47,926	$81,995

Changes in the allowance for loan losses by product type for the three months ended September 30, 2020, are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	7/1/2020	Provision	Charge-Offs	Recoveries	9/30/2020	9/30/2020	of receivable
Short-term consumer loans	$1,602	$3,984	$(8,055)	$4,238	$1,769	$36,981	4.78%
Medium-term consumer loans	8,997	2,331	(2,763)	666	9,231	23,101	39.96%
	$10,599	$6,315	$(10,818)	$4,904	$11,000	$60,082	18.31%

The provision for loan losses for the three months ended September 30, 2020, also includes losses from returned items from check cashing of $721.

The provision for short-term consumer loans of $3,984 is net of debt sales of $453 for the three months ended September 30, 2020.

The provision for medium-term consumer loans of $2,331 is net of debt sales of $238 for the three months ended September 30, 2020.

The Company evaluates all short-term and medium-term consumer loans collectively for impairment, except for individually evaluating certain unsecured medium-term loans that have been modified and classified as troubled debt restructurings. In certain markets, the Company reduced interest rates and favorably changed payment terms for certain unsecured medium-term consumer loans to assist borrowers in avoiding default and to mitigate risk of loss. The provision and subsequent charge off related to these loans totaled $7 and is included in the provision for medium-term consumer loans for the three months ended September 30, 2020. For these loans evaluated for impairment, there were $1 of payment defaults during the three months ended September 30, 2020. The troubled debt restructurings during the three months ended September 30, 2020, are subject to an allowance of $1 with a net carrying value of $8 at September 30, 2020.

Changes in the allowance for loan losses by product type for the nine months ended September 30, 2020, are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	1/1/2020	Provision	Charge-Offs	Recoveries	9/30/2020	9/30/2020	of receivables
Short-term consumer loans	$2,654	$12,319	$(32,177)	$18,973	$1,769	$36,981	4.78%
Medium-term consumer loans	11,174	11,375	(15,632)	2,314	9,231	23,101	39.96%
	$13,828	$23,694	$(47,809)	$21,287	$11,000	$60,082	18.31%

The provision for loan losses for the nine months ended September 30, 2020, also includes losses from returned items from check cashing of $2,753.

The provision for short-term consumer loans of $12,319 is net of debt sales of $968 for the nine months ended September 30, 2020.

The provision for medium-term consumer loans of $11,375 is net of debt sales of $638 for the nine months ended September 30, 2020.

The provision and subsequent charge off related to troubled debt restructurings totaled $30 and is included in the provision for medium-term consumer loans for the nine months ended September 30, 2020. For these loans evaluated for impairment, there were $32 of payment defaults during the nine months ended September 30, 2020. The troubled debt restructurings during the nine months ended September 30, 2020, are subject to an allowance of $6 with a net carrying value of $23 at September 30, 2020.

Changes in the allowance for loan losses by product type for the three months ended September 30, 2019, are as follows:

							Allowance as
	Balance				Balance	Receivables	a percentage
	7/1/2019	Provision	Charge-Offs	Recoveries	9/30/2019	9/30/2019	of receivable
Short-term consumer loans	$2,574	$12,191	$(20,501)	$8,415	$2,679	$60,120	4.46%
Medium-term consumer loans	10,875	8,809	(8,157)	742	12,269	39,658	30.94%
	$13,449	$21,000	$(28,658)	$9,157	$14,948	$99,778	14.98%

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

The provision and subsequent charge off related to troubled debt restructurings totaled $16 and is included in the provision for medium-term consumer loans for the three months ended September 30, 2019. For these loans evaluated for impairment, there were $24 of payment defaults during the three months ended September 30, 2019. The troubled debt restructurings during the three months ended September 30, 2019, are subject to an allowance of $5 with a net carrying value of $7 at September 30, 2019.

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

The Company has subsidiaries that facilitate third-party lender loans under the CSO model. Changes in the accrual for third-party lender losses for the three months and nine months ended September 30, 2020, and 2019, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Short-term balance, beginning of period	$670	$1,127	$1,304	$4,454
Provision for loan losses	1,977	3,198	4,593	6,256
Charge-offs, net	(1,493)	(3,257)	(4,743)	(9,642)
Short-term balance, end of period	$1,154	$1,068	$1,154	$1,068

Medium-term balance, beginning of period	$11	$3,686	$1,266	$59
Provision for loan losses	(149)	1,812	(862)	7,827
Charge-offs, net	169	(2,948)	(373)	(5,336)
Medium-term balance, end of period	$31	$2,550	$31	$2,550

Total balance, beginning of period	$681	$4,813	$2,570	$4,513
Provision for loan losses	1,828	5,010	3,731	14,083
Charge-offs, net	(1,324)	(6,205)	(5,116)	(14,978)
Total balance, end of period	$1,185	$3,618	$1,185	$3,618

A subsidiary of the Company offers a CSO product in Texas, and another subsidiary offered a CSO product in Ohio until April 2019, to assist consumers in obtaining credit with unaffiliated third-party lenders. Ohio House Bill 123 (“HB123”) prohibits CSO transactions in Ohio on or after April 28, 2019, at which time, the Ohio CSO product was no longer offered. Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $3,782 and $12,096 at September 30, 2020, and December 31, 2019, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement. The total gross finance receivables for the Ohio CSO product consist of $57 and $7,143 in medium-term loans at September 30, 2020, and December 31, 2019, respectively. The total gross finance receivables for the Texas CSO product consist of $3,725 and $4,953 in short-term loans at September 30, 2020 and December 31, 2019, respectively. The provision for short-term third-party lender losses of $1,977 and $4,593 for the three months and nine months ending September 30, 2020 is net of debt sales of $69 and $172, respectively. The provision for short-term third-party lender losses of $3,198 and $6,256 for the three months and nine months ending September 30, 2019 is net of debt sales of $59 and $308, respectively.

For the Ohio CSO Program, the Company was required to purchase $32 and $180 of short-term loans and $-0- and $4,070 of medium-term loans during the three months, and $153 and $12,389 of short-term loans and $1,364 and $7,143 of medium-term loans during the nine months ended September 30, 2020, and 2019, respectively. As these loans were in default when purchased, they met the Company’s policy and were fully charged-off at acquisition. The Company recognized recoveries of $93 and $263 of short-term and $171 and $1,172 of medium-term collections on these loans during the three months, and $265 and $9,595 of short-term and $1,008 and $1,749 of medium-term collections on these loans during the nine months ended September 30, 2020, and 2019, respectively.

For the Texas CSO Program, the Company was required to purchase $3,369 and $4,715 of short-term loans during the three months, and $10,000 and $10,699 of short-term loans during the nine months ended September 30, 2020 and 2019, respectively. As these loans were in default when purchased, they met the Company’s policy and were fully charged-off at acquisition. The Company recognized recoveries of $1,580 and $1,349 of short-term collections on these loans during the three months, and $5,252 and $3,865 of short-term collections on these loans during the nine months ended September 30, 2020, and 2019, respectively.

Additionally, certain subsidiaries of ours entered debt buying agreements with other third parties whereby the subsidiaries will purchase certain delinquent loans. Total gross finance receivables for which the Company recorded a debt buyer liability was $20,500 and $28,444 and the amount reserved for the debt buyer liability was $2,359 and $3,474 as of September 30, 2020 and December 31, 2019, respectively. The purchase price for any delinquent loan is equal to an agreed upon percentage of the unpaid principal balance and accrued interest and fees. The Company records these at fair value and the difference between the purchase price and expected recoverability is charged through the provision for loan losses. The Company has determined the fair value at repurchase based on a historical review of collections on defaulted or delinquent loans. The Company will sell to a third-party or will charge-off the remaining balance after a certain time period of collections activity.

Under the debt buying agreements, the Company’s subsidiaries purchased $2,183 and $8,427 of loans and recognized recoveries of $1,097 and $3,195 of collections on these loans during the three months and nine months ended September 30, 2020, and purchased $2,990 and $3,499 of loans and recognized recoveries of $346 and $414 of collections on these loans during the three months and nine months ended September 30, 2019, respectively.

Changes in the accrual for the debt buyer liability for the three months and nine months ended September 30, 2020, and 2019, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Balance, beginning of period	$3,442	$3,823	$3,474	$-
Debt buyer defaults (loans purchased)	(2,183)	(2,989)	(8,427)	(3,498)
Provision for new loans, including changes in estimates	1,100	4,278	7,312	8,610
Balance, end of period	$2,359	$5,112	$2,359	$5,112

The amounts included in the provision for loan losses on the consolidated statement of operations for the three months and nine months ended September 30, 2020 were $2 and $4,117, net of recognized recoveries of $1,098 and $3,195, respectively. The amounts included in the provision for loan losses on the consolidated statement of operations for the three months and nine months ended September 30, 2019 were $3,932 and $8,196, net of recognized recoveries of $345 and $414, respectively.

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

The aging of receivables at September 30, 2020, and December 31, 2019, were as follows:

	September 30, 2020		December 31, 2019
Current finance receivables	$53,657	89.3%	$86,935	88.4%
Past due finance receivables (1 - 30 days)
Secured short-term consumer loans	855	1.5%	1,513	1.5%
Unsecured short-term consumer loans	927	1.5%	1,132	1.2%
Short-term consumer loans	1,782	3.0%	2,645	2.7%
Secured medium-term consumer loans	775	1.3%	1,321	1.3%
Unsecured medium-term consumer loans	2,291	3.8%	4,241	4.4%
Medium-term consumer loans	3,066	5.1%	5,562	5.7%
Total past due finance receivables (1 - 30 days)	4,848	8.1%	8,207	8.4%
Past due finance receivables (31 - 60 days)
Secured medium-term consumer loans	251	0.4%	461	0.5%
Unsecured medium-term consumer loans	1,080	1.8%	2,373	2.4%
Medium-term consumer loans	1,331	2.2%	2,834	2.9%
Total past due finance receivables (31 - 60 days)	1,331	2.2%	2,834	2.9%
Past due finance receivables (61 - 90 days)
Secured medium-term consumer loans	17	-%	10	-%
Unsecured medium-term consumer loans	229	0.4%	344	0.3%
Medium-term consumer loans	246	0.4%	354	0.3%
Total past due finance receivables (61 - 90 days)	246	0.4%	354	0.3%
Total delinquent	6,425	10.7%	11,395	11.6%
	$60,082	100.0%	$98,330	100.0%
Finance receivables in non-accrual status	$879	1.5%	$1,560	1.6%

Note 3. Related Party Transactions and Balances

There were no new significant related party transactions, or material changes to existing related party transactions, during the nine months ended September 30, 2020.

Note 4. Goodwill and Other Intangible Assets

The following table summarizes goodwill and other intangible assets as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Goodwill	$—	$11,288

Other intangible assets, net:
Trade names	$2,293	$2,624
Favorable lease	16	26
	$2,309	$2,650

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

The carrying amounts of goodwill by reportable segment at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020			December 31, 2019
	Retail	Internet		Retail	Internet
	Financial Services	Financial Services	Total	Financial Services	Financial Services	Total
Goodwill	$11,288	$—	$11,288	$11,288	$—	$11,288
Impairment loss	(11,288)	—	(11,288)	—	—	—
	$—	$—	$—	$11,288	$—	$11,288

Intangible amortization expense was $110 and $110 for the three months, and $330 and $328 for the nine months ended September 30, 2020, and 2019, respectively. There were no significant changes to other intangible assets during the nine months ended September 30, 2020. Intangible assets were determined to be not impaired as of September 30, 2020.

Note 5. Pledged Assets and Debt

PIK notes payable at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020			December 31, 2019
	Principal	Discount	Fair Value	Principal	Discount	Fair Value
Senior PIK notes, 10.750% interest payable in-kind, due December 2023	$324,408	$307,338	$17,070	$307,860	$233,617	$74,243
	324,408	307,338	17,070	307,860	233,617	74,243
Less current maturities	—	—	—	—	—	—
Long-term portion	$324,408	$307,338	$17,070	$307,860	$233,617	$74,243

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

	September 30,	December 31,
	2020	2019
Risk-free interest rate	0.17%	1.65%
Dividend yield	0.00%	0.00%
Expected volatility	49.40%	39.30%
Expected term (years)	3.20	3.95

The risk-free interest rate is based on the weighted yield on 3-year and 5-year Treasury bonds, and the expected volatility was determined using the guideline public company method. The expected term is based on when management expects the PIK Notes to be redeemed for equity. The intrinsic value at each measurement date is based on the estimated enterprise value adjusted for net debt, and assumes a redemption of all outstanding PIK Notes at that time. An average of the allocated value from the Black Scholes option price methodology and the intrinsic value is used to estimate fair value at each measurement date.

The change in the fair value of the PIK Notes of ($517) and $6,637 during the three months ended, and $73,720 and $1,484 during the nine months ended September 30, 2020, and 2019, respectively, has been recognized in other comprehensive income as the entire change in fair value is attributable to the instrument-specific credit risk of the PIK Notes. We measure the fair value of the PIK Notes on a quarterly basis using a similar methodology, unless there is a quoted market price that can be used instead.

Interest on the PIK Notes accrues at the rate of 10.750% per annum and is payable by increasing the principal amount of the PIK Notes. Interest is payable semiannually in arrears for the prior six-month period on June 15 and December 15 to the Holders of PIK Notes of record on the immediately preceding June 1 and December 1. Interest on the PIK Notes is accrued and recorded as accrued interest until June 15 and December 15, at which time the accrual is released and the additional principal amount is recorded. The outstanding principal amount of the PIK Notes was increased by $16,547 on June 15, 2020, in lieu of payment of accrued interest. Accrued interest for the PIK Notes at September 30, 2020, and December 31, 2019, was $10,172 and $1,379, respectively, and is included as a current liability on the Consolidated Balance Sheet.

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

Secured notes payable at September 30, 2020, and December 31, 2019, consisted of the following:

	September 30, 2020			December 31, 2019
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$40,000 Secured note payable, 9.00%, collateralized by all Guarantor company assets, due June 2023	$40,000	$—	$40,000	$40,000	$—	$40,000
	40,000	—	40,000	40,000	—	40,000
Less current maturities	—	—	—	—	—	—
Long-term portion	$40,000	$—	$40,000	$40,000	$—	$40,000

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

On January 15, 2019, the Company repaid $2,000 of the outstanding borrowings under the Credit Agreement, and repurchased $2,000 of the Secured Notes and 7,143 Class B Common Units corresponding to the repurchased Secured Notes, with the payment allocated to the Secured Notes. The outstanding balances of the Credit Agreement and Secured Notes are $40,000 at September 30, 2020.

Subsidiary notes payable at September 30, 2020, and December 31, 2019, consisted of the following:

	September 30, 2020			December 31, 2019
		Deferred			Deferred
		Issuance	Net		Issuance	Net
	Principal	Costs	Principal	Principal	Costs	Principal
$73,000 Note, secured, 16.75%, collateralized by acquired loans, due April 2021	$69,000	$979	$68,021	$73,000	$367	$72,633
$1,425 Term note, secured, 4.75%, collateralized by financed asset, due November 2024	730	—	730	777	—	777
$1,165 Term note, secured, 4.50%, collateralized by financed asset, due May 2021	906	5	901	954	6	948
	70,636	984	69,652	74,731	373	74,358
Less current maturities	69,971	984	68,987	128	1	127
Long-term portion	$665	$—	$665	$74,603	$372	$74,231

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

The Ivy Credit Agreement was amended on February 7, 2020, to extend the maturity date to April 30, 2021 and amended on April 24, 2020, resulting in the credit facility being paid down from $73,000 to $69,000. The amendment also cancelled an $8,000 mandatory repayment due on April 30, 2020, raised the cap on allowable dividends to be paid by CCFI Funding II, LLC to its parent to $7,000 per month, temporarily reduced collateral coverage requirements, increased the advance rate on eligible receivables, and temporarily suspended an adjusted EBITDA test until the fourth quarter of 2020, which test will be based on new covenant levels to be determined.

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

Note 6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2020, and December 31, 2019, consisted of the following:

	September 30,	December 31,
	2020	2019
Accounts payable	$8,350	$7,515
Accrued payroll and compensated absences	7,716	7,982
Wire transfers payable	1,934	1,244
Accrual for third-party losses	1,185	2,570
Debt buyer liability	2,359	3,474
Unearned CSO Fees	417	2,846
Bill payment service liability	937	897
Lease termination	181	467
Prepaid card liability	1,582	1,227
Other	1,617	1,973
	$26,278	$30,195

Note 7. Operating and Capital Lease Commitments and Total Rental Expense

The Company leases its facilities under various non-cancelable agreements, which require various minimum annual rentals and may also require the payment of normal common area maintenance on the properties.

The Company had 503 total leases as of September 30, 2020. Operating leases with renewal options are included in right-of-use assets – operating leases, current portion of operating lease obligation and noncurrent operating lease obligation on our consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rates or implicit rates, when readily determinable. Short-term operating leases which have an initial term of 12 months or less are not recorded on the consolidated balance sheets.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Lease cost:
Operating lease cost	$4,241	$4,760	$13,012	$14,492
Short-term lease cost	1,570	1,032	4,705	3,147
Variable lease cost	405	55	1,084	92
Total lease cost	$6,216	$5,847	$18,801	$17,731

Other Information:
Payments included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,204	$4,716	$12,784	$14,333
Right-of-use assets obtained in exchange for new operating lease liabilities	$572	$2,335	$8,165	$6,915
Weighted-average remaining lease term - operating leases	3.7 years	2.9 years	3.7 years	2.9 years
Weighted-average discount rate - operating leases	9.0%	9.0%	9.0%	9.0%

Future minimum lease payments for our operating leases as of September 30, 2020 were as follows:

Operating
Fiscal Years	Leases
Remaining 2020	$4,252
2021	15,393
2022	9,660
2023	5,755
2024	3,320
Thereafter	4,362
Total minimum lease payments	42,742
Less imputed interest	(6,235)
Present value of net minimum lease payments	36,507
Less current portion of operating lease obligation	(13,977)
Operating lease obligation	$22,530

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

The following table summarizes the allocation of the portfolio balance by state at September 30, 2020, and December 31, 2019:

	September 30, 2020		December 31, 2019
	Balance	Percentage of	Balance	Percentage of
State	Outstanding	Total Outstanding	Outstanding	Total Outstanding
Alabama	$8,839	14.7%	$12,079	12.3%
Arizona	7,917	13.2	11,807	12.0
California	8,811	14.7	26,454	26.9
Mississippi	6,213	10.3	8,747	8.9
Virginia	9,067	15.1	12,138	12.3
Other retail segment states	14,705	24.5	21,119	21.5
Other internet segment states	4,530	7.5	5,986	6.1
Total	$60,082	100.0%	$98,330	100.0%

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

The other internet segment states are: Alabama, Alaska, California, Delaware, Florida, Hawaii, Idaho, Indiana, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, Rhode Island, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, and Wyoming.

A subsidiary of the Company previously offered a CSO product in Ohio until April 2019 and another subsidiary currently offers a CSO product in Texas to assist consumers in obtaining credit with unaffiliated third-party lenders. Total gross finance receivables for which the Company has recorded an accrual for third-party lender losses totaled $3,782 and $12,096 at September 30, 2020, and December 31, 2019, respectively, and the corresponding guaranteed consumer loans are disclosed as an off-balance sheet arrangement. The total gross finance receivables for the Ohio CSO product consist of $57 and $7,143 in medium-term loans at September 30, 2020 and December 31, 2019, respectively. The total gross finance receivables for the Texas CSO product consist of $3,725 and $4,953 in short-term loans at September 30, 2020, and December 31, 2019, respectively.

Additionally, certain subsidiaries of ours entered into debt buying agreements with other third parties whereby the subsidiaries will purchase certain delinquent loans. Total gross finance receivables for which the Company recorded a debt buyer liability were $20,500 and $28,444 as of September 30, 2020 and December 31, 2019, and the debt buyer liability was $2,359 and $3,474, respectively. Total gross finance receivables by state for which the Company recorded a debt buyer liability were $14,165 and $26,381 in Ohio, and $6,335 and $2,063 in California as of September 30, 2020, and December 31, 2019, respectively.

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

Note 10. Business Segments

The Company has elected to organize and report on its operations as two operating segments: Retail financial services and Internet financial services.

The following tables present summarized financial information for the Company’s segments:

	As of and for the three months ended September 30, 2020
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$149,603		$40,750			$190,353
Other Intangible Assets	2,309		—			2,309
Total Revenues	$47,200	100.0%	$6,716	100.0%		$53,916	100.0%
Provision for Loan Losses	5,848	12.4%	3,018	44.9%		8,866	16.4%
Depreciation and Amortization	3,729	7.9%	—	—%		3,729	6.9%
Other Operating Expenses	32,056	67.9%	1,069	16.0%		33,125	61.4%
Operating Gross Profit	5,567	11.8%	2,629	39.1%		8,196	15.3%
Interest Expense, net	9,090	19.3%	4,272	63.6%		13,362	24.8%
Depreciation and Amortization	876	1.9%	24	0.4%		900	1.7%
Other Corporate Expenses (a)	—	—	—	—	16,387	16,387	30.4%
Loss from Continuing Operations, before tax	(4,399)	(9.3)%	(1,667)	(24.8)%	(16,387)	(22,453)	(41.6)%

(a)	Represents expenses that are not allocated between reportable segments.

	As of and for the nine months ended September 30, 2020
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$149,603		$40,750			$190,353
Other Intangible Assets	2,309		—			2,309
Total Revenues	$158,935	100.0%	$22,635	100.0%		$181,570	100.0%
Provision for Loan Losses	25,354	16.0%	8,941	39.5%		34,295	18.9%
Depreciation and Amortization	12,375	7.7%	—	—%		12,375	6.8%
Other Operating Expenses	95,440	60.0%	2,848	12.6%		98,288	54.0%
Operating Gross Profit	25,766	16.2%	10,846	47.9%		36,612	20.3%
Interest Expense, net	26,532	16.7%	12,991	57.4%		39,523	21.8%
Depreciation and Amortization	2,653	1.7%	87	0.4%		2,740	1.5%
Goodwill Impairment	11,288	7.1%	—	—		11,288	6.2%
Other Corporate Expenses (a)	—	—	—	—	50,216	50,216	27.7%
Loss from Continuing Operations, before tax	(14,707)	(9.3)%	(2,232)	(9.9)%	(50,216)	(67,155)	(37.0)%

(a)	Represents expenses that are not allocated between reportable segments.

	As of and for the three months ended September 30, 2019
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$226,583		$27,381			$253,964
Goodwill	11,288		—			11,288
Other Intangible Assets	2,686		85			2,771
Total Revenues	$72,887	100.0%	$12,006	100.0%		$84,893	100.0%
Provision for Loan Losses	23,782	32.6%	7,535	62.8%		31,317	36.9%
Depreciation and Amortization	5,406	7.4%	—	—%		5,406	6.4%
Other Operating Expenses	33,985	46.7%	1,405	11.7%		35,390	41.6%
Operating Gross Profit	9,714	13.3%	3,066	25.5%		12,780	15.1%
Interest Expense, net	8,223	11.3%	4,036	33.6%		12,259	14.4%
Depreciation and Amortization	1,398	1.9%	32	0.3%		1,430	1.7%
Other Corporate Expenses (a)	—	—	—	—	17,907	17,907	21.1%
Loss from Continuing Operations, before tax	93	0.1%	(1,002)	(8.3)%	(17,907)	(18,816)	(22.2)%

(a)Represents expenses that are not allocated between reportable segments

	As of and for the nine months ended September 30, 2019
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$226,583		$27,381			$253,964
Goodwill	11,288		—			11,288
Other Intangible Assets	2,686		85			2,771
Total Revenues	$220,406	100.0%	$33,476	100.0%		$253,882	100.0%
Provision for Loan Losses	60,554	27.5%	17,395	52.0%		77,949	30.7%
Depreciation and Amortization	18,758	8.5%	—	—%		18,758	7.4%
Other Operating Expenses	98,472	44.7%	3,830	11.4%		102,302	40.3%
Operating Gross Profit	42,622	19.3%	12,251	36.6%		54,873	21.6%
Interest Expense, net	24,131	10.9%	11,389	34.0%		35,520	14.0%
Depreciation and Amortization	4,220	1.9%	158	0.5%		4,378	1.7%
Other Corporate Expenses (a)	—	—	—	—	52,544	52,544	20.7%
Income (loss) from Continuing Operations, before tax	14,271	6.5%	704	2.1%	(52,544)	(37,569)	(14.8)%

(a)	Represents expenses that are not allocated between reportable segments.

Note 11. Income Taxes

The Company files a consolidated federal income tax return. The Company files consolidated or separate state income tax returns as permitted by the individual states in which it operates. The effective tax rate for the nine months ended September 30, 2020, is below the statutory rate due to the continued valuation allowance against its deferred tax assets. The Company had no liability recorded for unrecognized tax benefits at September 30, 2020, and December 31, 2019.

At September 30, 2020, the Company had gross deferred tax assets of $42,676 and a valuation allowance of $42,676. At December 31, 2019, the Company had gross deferred tax assets of $32,622, a net deferred tax liability of $16, and a valuation allowance of $32,606. The Company maintains a full valuation allowance against its deferred tax assets as it is more likely than not that the deferred tax assets will not be realized. In evaluating whether a valuation allowance is needed for the deferred tax assets, the Company considered the ability to carry net operating losses back to prior periods, reversing taxable temporary differences, and estimates of future taxable income. There have been no credits or net operating losses that have expired. The projections were evaluated in light of past operating results and considered the risks associated with generating future taxable income due to macroeconomic conditions in the markets in which the Company operates, regulatory developments and cost containment. The Company will continue to evaluate the need for a valuation allowance against deferred tax assets in future periods and will adjust the allowance as necessary if it determines that it is more likely than not that some or all of the deferred tax assets will be realized.

Note 12. Transactions with Variable Interest Entities

Certain subsidiaries of the Company have limited agency agreements with unaffiliated third-party lenders under the CSO program. The agreements govern the terms by which the Company refers customers to that lender, on a nonexclusive basis, for a possible extension of credit, processes loan applications, and commits to reimburse the lender for any loans or related fees that were not collected from such customers. As of September 30, 2020, and December 31, 2019, the outstanding amount of active consumer loans guaranteed by the Company, which represents the Company’s maximum exposure, was $3,782 and $12,096, respectively. The outstanding amount of consumer loans with unaffiliated third-party lenders consists of $3,725 and $4,953 in short-term and $57 and $7,143 in medium-term loans at September 30, 2020, and December 31, 2019, respectively. The accrual for third party lender losses related to these obligations totaled $1,185 and $2,570 as of September 30, 2020, and December 31, 2019, respectively. This obligation is recorded as a current liability on the Company’s consolidated balance sheet.

Additionally, certain subsidiaries of ours entered into debt buying agreements with other third parties whereby the subsidiaries will purchase certain delinquent loans. Total gross finance receivables for which the Company recorded a debt buyer liability were $20,500 and $28,444 as of September 30, 2020 and December 31, 2019, respectively. The debt buyer liability was $2,359 and $3,474 as of September 30, 2020 and December 31, 2019, respectively, and is recorded as a current liability on the consolidated balance sheet. The Company has determined that the lenders are Variable Interest Entities (“VIEs”) but that the Company is not the primary beneficiary of the VIEs. Therefore, the Company has not consolidated the lenders.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (“Act”) provides a safe harbor for forward-looking statements. Certain statements in this report are forward-looking statements within the meaning of the Act, and such statements are intended to qualify for the protection of the safe harbor provided by the Act. The words “anticipate,” “estimate,” “expect,” “objective,” “goal,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “may,” “target,” “forecast,” “guidance,” “outlook,” and similar expressions generally identify forward-looking statements. Similarly, descriptions of our objectives, strategies, plans, goals or targets are also forward-looking statements. Forward-looking statements relate to the expectations of management as to future occurrences and trends, including statements related to future operating results or events and projected revenues, earnings, capital expenditures, business strategy, and the impact of the ongoing COVID-19 pandemic and our ability to continue as a going concern. Forward-looking statements are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Forward-looking statements are and will be based upon management’s then current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. Although we believe the expectations expressed in forward-looking statements are based on reasonable assumptions within the bounds of our knowledge, forward-looking statements, by their nature, involve risks, uncertainties and other factors, any one or a combination of which could materially affect our business, financial condition, results of operations or liquidity.

Forward-looking statements that we make herein and in other reports and releases are not guarantees of future performance and actual results may differ materially from those discussed in such forward-looking statements as a result of various factors, including, but not limited to, the ongoing impact of the economic and credit crisis, leveling demand for our products, our inability to successfully execute strategic initiatives, our ability to recognize the expected benefits from recently undertaken strategic initiatives, including those described under “Factors Affecting Our Results of Operations— Strategic Initiatives,” integration of acquired businesses, competitive pressures, economic pressures on our customers and us, regulatory and legislative changes, the impact of legislation, the risks discussed under Item 1A “Risk Factors” in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on October 20, 2020, and other factors discussed from time to time. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update forward-looking statements whether as a result of new information, future events or otherwise.

Readers are advised, however, to consult any further disclosures we make on related subjects in our public announcements, releases, and reports.

Overview

We are a leading provider of alternative financial services to unbanked and under-banked consumers. We were formed in 2018 and succeeded the business and operations of Community Choice Financial Inc. We provide our customers a variety of financial products and services, including short-term and medium-term consumer loans, check cashing, prepaid debit cards, and other services that address the specific needs of our customers. Through our retail focused business model, we provide our customers immediate access to high quality financial services at competitive rates through the channel most convenient for them. As of September 30, 2020, we operated 452 retail locations across 12 states and were licensed to deliver similar financial services over the internet in 27 states.

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

Factors Affecting Our Results of Operations

Retail Platform

The chart below sets forth certain information regarding our retail presence and number of states served via the internet as of and for the year ended December 31, 2019, and the nine months ended September 30, 2020.

	Year Ended	Nine Months
	December 31,	Ended September 30,
	2019	2020
# of Locations
Beginning of Period	471	484
Opened	23	—
Closed	10	32
End of Period	484	452

Number of states licensed for our internet operations	28	27

The following table provides the geographic composition of our physical locations as of December 31, 2019, and September 30, 2020:

	December 31,	September 30,
	2019	2020
Alabama	39	39
Arizona	26	25
California	148	135
Florida	14	14
Indiana	21	21
Kentucky	15	15
Michigan	13	13
Mississippi	48	48
Ohio	111	93
Oregon	2	2
Tennessee	21	21
Virginia	26	26
	484	452

In addition, the Company is licensed to provide internet financial services in the following states: Alabama, Alaska, California, Delaware, Florida, Hawaii, Idaho, Indiana, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Nevada, New Mexico, North Dakota, Oklahoma, Oregon, Rhode Island, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, and Wyoming.

Changes in Legislation & Regulation

On November 17, 2017, the Consumer Financial Protection Bureau (“CFPB”) published its Payday, Vehicle Title and Certain High-Cost Installment Loan Rules (“CFPB Rule”) in the Federal Register and was then expected to be effective in August 2019. Subsequently, the CFPB Rule was stayed as a result of a lawsuit filed on April 9, 2018 by the

Community Financial Services Association of America (“CFSA”) and Consumer Service Alliance of Texas in the U.S. District Court for the Western District of Texas, Austin Division, which we refer to as the CFSA Litigation.  After the filing of the CFSA Litigation, on February 6, 2019 to proposed to revoke the portion of the CFPB Rule involving the ability-to-repay (“ATR”) requirements for “covered short-term loans” and “covered longer-term balloon-payment loans,” as well as payment limitations on these loans and “covered longer-term loans.” The revocation was effective July 7, 2020. On July 7, 2020. The ATR requirements would have imposed significant conditions on lenders originating certain consumer loans with a term of 45 days or less and longer-term consumer loans (i) the total cost of credit exceeds an annual rate of 36%, and (ii) the lender obtains a form of “leveraged payment mechanism” giving the lender a right to initiate transfers from the consumer’s account..

The portion of the CFPB Rule addressing the “penalty fee prevention” provision, would have become effective but for the stay entered in the CFSA Litigation on August 19, 2019. This provision was ratified on July 7, 2020. (The ratification was in response to the U.S. Supreme Court’s July 2020 decision in Seila Law LLC v. CFPB, which held that, the CFPB Director must be removable at the will of the President an purported to settle any issues regarding the promulgation of the CFPB Rule.)

Under the penalty fee prevention provisions:

If two consecutive attempts to collect money from a particular account of the borrower, made through any channel (e.g., paper check, ACH, prepaid card) fail because the account has insufficient funds, the lender cannot make any further attempts to collect from such account unless the lender has provided a new notice to the borrower and the borrower has provided a new and specific authorization for additional payment transfers. The CFPB Rule contains specific requirements and conditions for the authorization. While the CFPB has explained that these provisions are designed to limit bank penalty fees to which consumers may be subject, and while banks do not charge penalty fees on card authorization requests, the CFPB Rule nevertheless treats card authorization requests as payment attempts subject to these limitations.

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

It is possible that some or all of a ratified portion of the CFPB Rule, which will take effect 90 days after its publication in the federal register, will be subject to additional legal challenge by other trade groups or other private parties, and the effect of the CFPB’s ratification of the CFPB Rule on the litigation initiated by the CFSA is unknown.

Ohio House Bill 123 (“HB 123”) amends the General Loan Law and Small Loan Law, under which two of the Company’s Ohio subsidiaries are licensed, to prohibit loans with a term of fewer than 180-days. HB 123 also prohibits credit services organizations, such as the Company’s CSO subsidiary that operated in Ohio prior to April 28, 2019, from brokering an extension of credit if that credit is in a principal amount of less than five thousand dollars, with a term less than 180-days, and that has an annual percentage rate greater than 28%. Ohio’s Governor signed HB 123 on July 30, 2018. It became effective on or about October 30, 2018, but only applies to loans or extensions of credit made on or after April 28, 2019, at which time, the Company’s Ohio subsidiary stopped offering the Ohio CSO product. The Company is focused on generating revenue through Money Service Business offerings at its Ohio subsidiaries. Absent additional revenues generated from sales of these products, HB 123 will have a material adverse effect on the Company’s results of operations.

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

COVID-19 Pandemic

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a "Public Health Emergency of International Concern" and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographic areas in which the Company operates. COVID-19 and the governmental economic aid for COVID-19 have impacted demand for our products across our retail and internet segments.

It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company. As of September 30, 2020, because of the COVID-19 pandemic, the Company had experienced a significant decline in portfolio levels and in the demand for its products and services. Declining portfolio levels had a negative impact on operating profits and liquidity and will impact our ability to meet all debt financing and covenant obligations. The Company has updated its five-year operating plan to reflect the likely significant adverse macroeconomic effects COVID-19 will have on the Company’s principal markets and customers, resulting in a large decrease in the fair value of its senior PIK notes and a full impairment of goodwill as of March 31, 2020. Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including the allowance for loan losses and valuation allowances on deferred tax assets. Further, the Company’s liquidity and access to capital, including its ability to refinance or otherwise extend the maturity of the Ivy Credit Agreement, or comply with the covenant requirements of the Ivy Credit Agreement and Revolving Credit Agreement, could be materially adversely impacted by the pandemic, which could result in a default and related acceleration of our obligations under these agreements.

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

Short-term consumer loans can be unsecured or secured with a maturity up to ninety days. Unsecured short-term products typically range in size from $100 to $1,000, with a maturity between fourteen and thirty days, and an agreement to defer the presentment of the customer’s personal check or preauthorized debit for the aggregate amount of the advance plus fees. This form of lending is based on applicable laws and regulations which vary by state. Statutes vary from state-to-state permitting charging fees of 5% to 27%, to charging interest up to 25% per month. The customers repay the cash advances by making cash payments or allowing the check or preauthorized debit to be presented. Secured short-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represented 14.2% and 18.6% of short-term consumer loans at December 31, 2019, and September 30, 2020, respectively.

Medium-term consumer loans can be unsecured or secured with a maturity of three months up to thirty-six months. Unsecured medium-term products typically range from $100 to $5,000. These consumer loans vary in structure depending upon the regulatory environment where they are offered. The consumer loans are due in installments or provide for a line of credit with periodic monthly payments. Secured medium-term products typically range from $750 to $5,000, and are asset-based consumer loans whereby the customer obtains cash and grants a security interest in the collateral that may become a lien against that collateral. Secured consumer loans represented 15.4% and 14.0% of medium-term consumer loans at December 31, 2019, and September 30, 2020, respectively.

Total finance receivables, net of unearned advance fees and allowance for loan losses on the consolidated balance sheet as of December 31, 2019, and September 30, 2020, were $82.0 million and $47.9 million, respectively. The allowance for loan losses as of December 31, 2019, and September 30, 2020, were $13.8 million and $11.0 million, respectively. At December 31, 2019, and September 30, 2020, the allowance for loan losses was 14.4% and 18.7%, respectively, of total finance receivables, net of unearned advance fees.

Finance receivables, net as of December 31, 2019, and September 30, 2020, are as follows (in thousands):

	December 31,	September 30,
	2019	2020
Finance Receivables, net of unearned advance fees	$95,823	$58,926
Less: Allowance for loan losses	13,828	11,000
Finance Receivables, Net	$81,995	$47,926

The total changes to the allowance for loan losses for the three months and nine months ended September 30, 2019 and 2020, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Allowance for loan losses
Beginning of Period	$13,449	$10,599	$3,474	$13,828
Provisions for loan losses	21,000	6,315	52,029	23,694
Charge-offs, net	(19,501)	(5,914)	(40,555)	(26,522)
End of Period	$14,948	$11,000	$14,948	$11,000
Allowance as a percentage of finance receivables, net of unearned advance fees	15.3%	18.7%	15.3%	18.7%

The provision for loan losses for the three months ended September 30, 2019 and 2020, includes losses from returned items from check cashing of $1.4 million and $0.7 million, and third-party lender losses of $5.0 million and $1.8 million, and debt buyer liability costs of $3.9 million and $0.1 million, respectively. The provision for loan losses for the nine months ended September 30, 2019 and 2020, includes losses from returned items from check cashing of $3.6 million and $2.8 million, and third-party lender losses of $14.1 million and $3.7 million, and debt buyer liability costs of $8.2 million and $4.1 million, respectively.

A subsidiary of the Company guarantees loans with third-party lenders under the CSO model. As of December 31, 2019, and September 30, 2020, the outstanding amount of active consumer loans were $12.1 million and $3.8 million, respectively, consisting of $5.0 million and $3.7 million in short-term, and $7.1 million and $0.1 million in medium-term loans, respectively. We accrue for these obligations through management’s estimation of anticipated purchases based on expected losses in the third-party lender’s portfolio. This obligation is recorded as a current liability on our balance sheet and was $2.6 million and $1.2 million as of December 31, 2019, and September 30, 2020, respectively. A subsidiary of the Company has also entered into certain debt buying arrangements to leverage our expertise in collecting delinquent loans. Total gross receivables for which the Company recorded a debt buyer liability were $28.4 million and $20.5 million, and the Company reserved $3.5 million and $2.4 million, for this debt buying liability as of December 31, 2019 and September 30, 2020, respectively.

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

Due to the macroeconomic effects of the COVID-19 pandemic, the Company conducted a test for impairment of goodwill as of March 31, 2020 for the Retail financial services reporting unit and concluded that our Retail financial services reporting unit had an impairment of $11.3 million. The Company’s goodwill was fully impaired as of March 31, 2020. Intangible assets were determined to be not impaired as of September 30, 2020.

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

As of September 30, 2020, the Company had a valuation allowance on its deferred tax assets as it was more likely than not that approximately $42.7 million of net deferred tax assets would not be realized in the foreseeable future. Based on a pre-tax loss of $67.2 million for the nine months ended September 30, 2020, and the projected reversal of temporary items, the Company continues to maintain a full valuation allowance against its deferred tax assets.

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

The fair value of the PIK Notes increased $0.5 million and decreased $6.6 million during the three months ended, and decreased $73.7 million and decreased $1.5 million during the nine months ended September 30, 2020, and 2019, respectively, and recognized in other comprehensive income as the entire change in fair value is attributable to the instrument-specific credit risk of the PIK Notes. We measure the fair value of the PIK Notes on a quarterly basis using a similar methodology, unless there is a quoted market price that can be used instead.

Results of Operations

Three Months Ended September 30, 2020, compared to the Three Months Ended September 30, 2019

The following table sets forth key operating data for the three months ended September 30, 2020, and 2019 (dollars in thousands):

	Three Months Ended September 30,
	2019	2020	Increase (Decrease)		2019	2020

					(Percent of Revenue)

Total Revenues	$84,893	$53,916	$(30,977)	(36.5%)	100.0%	100.0%
Operating Expenses
Salaries and benefits	18,093	14,251	(3,842)	(21.2%)	21.3%	26.4%
Provision for losses	31,317	8,866	(22,451)	(71.7%)	36.9%	16.4%
Occupancy	8,931	8,821	(110)	(1.2%)	10.5%	16.4%
Advertising and marketing	1,087	2,728	1,641	151.0%	1.3%	5.1%
Depreciation and amortization	5,406	3,729	(1,677)	(31.0%)	6.4%	6.9%
Other operating expenses	7,279	7,325	46	0.6%	8.6%	13.6%
Total Operating Expenses	72,113	45,720	(26,393)	(36.6%)	84.9%	84.8%
Income from Operations	12,780	8,196	(4,584)	(35.9%)	15.1%	15.2%
Corporate and other expenses
Corporate expenses	17,907	16,387	(1,520)	(8.5%)	21.1%	30.4%
Depreciation and amortization	1,430	900	(530)	(37.1%)	1.7%	1.7%
Interest expense, net	12,259	13,362	1,103	9.0%	14.4%	24.8%
Income tax expense (benefit)	6	(193)	(199)	0.0%	—	-0.4%
Total corporate and other expenses	31,602	30,456	(1,146)	(3.6%)	37.2%	56.5%
Net loss	$(18,822)	$(22,260)	$(3,438)	(18.3%)	(22.1%)	(41.3%)

Operating Metrics

The following tables set forth key loan and check cashing operating data as of and for the three months ended September 30, 2020, and 2019:

	Three Months Ended
	September 30,
	2019	2020
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$275,837	$148,888
Number of loan transactions (in thousands)	747	374
Average new loan size	$369	$399
Average fee per new loan	$46.74	$48.60
Loan loss provision (in thousands)	$12,191	$3,984
Loan loss provision as a percentage of loan volume	4.4%	2.7%
Secured loans as percentage of total at September 30th	13.7%	18.6%
Medium-term Loan Operating Data (unaudited):
Balance outstanding (in thousands)	$39,658	$23,101
Number of loans outstanding	41,481	27,750
Average balance outstanding	$956	$832
Weighted average monthly percentage rate	18.0%	19.0%
Allowance as a percentage of finance receivables	30.9%	40.0%
Loan loss provision (in thousands)	$8,809	$2,331
Secured loans as percentage of total at September 30th	15.8%	14.0%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$424,855	$373,467
Number of checks cashed (in thousands)	672	580
Face amount of average check	$632	$644
Average fee per check	$19.78	$23.53
Returned check expense (in thousands)	$1,375	$721
Returned check expense as a percent of face amount of checks cashed	0.3%	0.2%

Revenue

	Three Months Ended September 30,
(dollars in thousands)	2019	2020	Increase (Decrease)		2019	2020

					(Percent of Revenue)
Short-term Consumer Loan Fees and Interest	$34,928	$18,157	$(16,771)	(48.0%)	41.1%	33.7%
Medium-term Consumer Loan Fees and Interest	16,123	8,967	(7,156)	(44.4%)	19.0%	16.6%
Credit Service Fees	12,579	2,938	(9,641)	(76.6%)	14.8%	5.4%
Check Cashing Fees	13,292	13,649	357	2.7%	15.7%	25.3%
Prepaid Debit Card Services	2,686	2,734	48	1.8%	3.1%	5.1%
Other Income	5,285	7,471	2,186	41.4%	6.3%	13.9%
Total Revenue	$84,893	$53,916	$(30,977)	(36.5%)	100.0%	100.0%

Total revenue for the three months ended September 30, 2020, decreased $31.0 million, or 36.5%, as compared to the same period in the prior year. The decrease is primarily the result of decreased short-term consumer loan fees, credit service fees and medium-term consumer loan fees partially offset by the increase in other income.

Revenue from short-term consumer loan fees and interest for the three months ended September 30, 2020, decreased $16.8 million, or 48.0%, as compared to the same period in the prior year, primarily due to the contraction of the short-term portfolios in the Retail segment as a result of the COVID-19 pandemic.

Revenue from medium-term consumer loans for the three months ended September 30, 2020, decreased $7.2 million, or 44.4%, as compared to the same period in the prior year, primarily due to the contraction of the medium-term portfolios in the Retail segment as a result of the COVID-19 pandemic, and a regulatory change preventing the medium-term product from being offered in a certain market.

Revenue from CSO fees for the three months ended September 30, 2020, decreased $9.6 million, or 76.6%, compared to the same period in the prior year, primarily related to the discontinued CSO product in our Retail segment.

Other income for the three months ended September 30, 2020, increased $2.2 million, or 41.4%, compared to the same period in the prior year, primarily as the result of commissions earned for bill pay services in certain markets.

Operating Expenses

	Three Months Ended September 30,
(dollars in thousands)	2019	2020	Increase (Decrease)		2019	2020

					(Percent of Revenue)

Salaries	$18,093	$14,251	$(3,842)	(21.2%)	21.3%	26.4%
Provision for Loan Losses	31,317	8,866	(22,451)	(71.7%)	36.9%	16.4%
Occupancy	8,931	8,821	(110)	(1.2%)	10.5%	16.4%
Depreciation & Amortization	5,406	3,729	(1,677)	(31.0%)	6.4%	6.9%
Advertising & Marketing	1,087	2,728	1,641	151.0%	1.3%	5.1%
Bank Charges	1,701	1,788	87	5.1%	2.0%	3.3%
Store Supplies	366	299	(67)	(18.3%)	0.4%	0.6%
Collection Expenses	250	298	48	19.2%	0.3%	0.6%
Telecommunications	1,481	1,379	(102)	(6.9%)	1.7%	2.6%
Security	554	492	(62)	(11.2%)	0.7%	0.9%
License & Other Taxes	288	231	(57)	(19.8%)	0.3%	0.4%
Loss on Asset Disposal	53	200	147	100.0%	0.1%	0.4%
Verification Processes	613	452	(161)	(26.3%)	0.7%	0.8%
Other Operating Expenses	1,973	2,186	213	10.8%	2.3%	4.0%
Total Operating Expenses	72,113	45,720	(26,393)	(36.6%)	84.9%	84.8%
Income from Operations	$12,780	$8,196	$(4,584)	(35.9%)	15.1%	15.2%

Total operating expenses decreased by $26.4 million, or 36.6%, for the three months ended September 30, 2020, as compared to the same period in the prior year, primarily due to the decrease in salaries, provision for loan losses, and depreciation.

Salaries decreased by $3.8 million, or 21.2%, for the three months ended September 30, 2020, as compared to the prior period, primarily due to the closure of underperforming retail locations and restricted operating hours at certain retail locations.

The provision for loan losses decreased by $22.5 million, or 71.7%, for the three months ended September 30, 2020, as compared to the same period in the prior year, primarily as the result of decreases in the provision for short-term consumer loans and medium-term consumer loans.

Depreciation decreased by $1.7 million, or 31.0%, for the three months ended September 30, 2020, as compared to the prior period, primarily as a result of a large portion of property, leasehold improvements, and equipment becoming fully depreciated during the year ended December 31, 2019.

Advertising and marketing increased by $1.6 million, or 151.0%, for the three months ended September 30, 2020, as compared to the prior period, primarily as a result of the marketing fees associated with a certain product.

Corporate and Other Expenses

	Three Months Ended September 30,
	2019	2020	Increase (Decrease)		2019	2020

				(Percent)	(Percent of Revenue)
Corporate Expenses	$17,907	$16,387	$(1,520)	(8.5%)	21.1%	30.4%
Depreciation & Amortization	1,430	900	(530)	(37.1%)	1.7%	1.7%
Interest expense, net	12,259	13,362	1,103	9.0%	14.4%	24.8%
Income tax expense (benefit)	6	(193)	(199)	100.0%	0.0%	(0.4%)
Total Corporate and Other Expenses	$31,602	$30,456	$(1,146)	(3.6%)	37.2%	56.5%

Corporate expenses decreased by $1.5 million, or 8.5%, for the three months ended September 30, 2020, as compared to the same period in the prior year, primarily as the result of reduced costs for corporate salaries, professional services and employee insurance.

Interest expense increased by $1.1 million, or 9.0%, for the three months ended September 30, 2020, as compared to the prior year’s period, primarily due to the increase in the principal amount of the senior PIK notes.

Business Segment Results of Operations for the Three Months Ended September 30, 2020, and September 30, 2019

The following tables present summarized financial information for our segments:

	As of and for the three months ended September 30, 2020
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$149,603		$40,750			$190,353
Other Intangible Assets	2,309		—			2,309
Total Revenues	$47,200	100.0%	$6,716	100.0%		$53,916	100.0%
Provision for Loan Losses	5,848	12.4%	3,018	44.9%		8,866	16.4%
Depreciation and Amortization	3,729	7.9%	—	—%		3,729	6.9%
Other Operating Expenses	32,056	67.9%	1,069	16.0%		33,125	61.4%
Operating Gross Profit	5,567	11.8%	2,629	39.1%		8,196	15.3%
Interest Expense, net	9,090	19.3%	4,272	63.6%		13,362	24.8%
Depreciation and Amortization	876	1.9%	24	0.4%		900	1.7%
Other Corporate Expenses (a)	—	—	—	—	16,387	16,387	30.4%
Loss from Continuing Operations, before tax	(4,399)	(9.3)%	(1,667)	(24.8)%	(16,387)	(22,453)	(41.6)%

(a)	Represents expenses that are not allocated between reportable segments.

	As of and for the three months ended September 30, 2019
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$226,583		$27,381			$253,964
Goodwill	11,288		—			11,288
Other Intangible Assets	2,686		85			2,771
Total Revenues	$72,887	100.0%	$12,006	100.0%		$84,893	100.0%
Provision for Loan Losses	23,782	32.6%	7,535	62.8%		31,317	36.9%
Depreciation and Amortization	5,406	7.4%	—	—%		5,406	6.4%
Other Operating Expenses	33,985	46.7%	1,405	11.7%		35,390	41.6%
Operating Gross Profit	9,714	13.3%	3,066	25.5%		12,780	15.1%
Interest Expense, net	8,223	11.3%	4,036	33.6%		12,259	14.4%
Depreciation and Amortization	1,398	1.9%	32	0.3%		1,430	1.7%
Other Corporate Expenses (a)	—	—	—	—	17,907	17,907	21.1%
Loss from Continuing Operations, before tax	93	0.1%	(1,002)	(8.3)%	(17,907)	(18,816)	(22.2)%

(a)	Represents expenses that are not allocated between reportable segments.

Retail Financial Services

Retail financial services represented 87.5%, or $47.2 million, of consolidated revenues for the three months ended September 30, 2020, which was a decrease of $25.7 million, or 35.2%, over the prior period, primarily as a result of a decrease in short-term consumer loan fees, medium-term consumer loan fees and credit services fees. However, revenue from check cashing, and other income for the Retail segment increased by $0.4 million and $2.3 million, respectively, for the three months ended September 30, 2020, compared to the prior year period. Also, provision for loan losses decreased as a percentage of revenue from 32.6% to 12.4% for the three months ended September 30, 2020 compared to the prior year period.

Internet Financial Services

For the three months ended September 30, 2020, total revenues contributed by our Internet financial services segment were $6.7 million, a decrease of $5.3 million, or 44.1%, over the prior year comparable period, primarily as a result of contraction of portfolios as a result of the COVID-19 pandemic, and regulatory changes in a certain market. However, provision for loan losses decreased as a percentage of revenue from 62.8% to 44.9%, and operating gross profit increased as a percentage of revenue from 25.5% to 39.1% for the three months ended September 30, 2020 compared to the prior year comparable period.

Nine Months Ended September 30, 2020, compared to the Nine Months Ended September 30, 2019

The following table sets forth key operating data for the nine months ended September 30, 2020, and 2019 (dollars in thousands):

	Nine Months Ended September 30,
	2019	2020	Increase (Decrease)		2019	2020

					(Percent of Revenue)

Total Revenues	$253,882	$181,570	$(72,312)	(28.5%)	100.0%	100.0%
Operating Expenses
Salaries and benefits	52,335	43,872	(8,463)	(16.2%)	20.6%	24.2%
Provision for losses	77,949	34,295	(43,654)	(56.0%)	30.7%	18.9%
Occupancy	25,877	25,970	93	0.4%	10.2%	14.3%
Advertising and marketing	2,659	5,042	2,383	89.6%	1.0%	2.8%
Depreciation and amortization	18,758	12,375	(6,383)	(34.0%)	7.4%	6.8%
Other operating expenses	21,431	23,404	1,973	9.2%	8.4%	12.8%
Total Operating Expenses	199,009	144,958	(54,051)	(27.2%)	78.4%	79.8%
Income from Operations	54,873	36,612	(18,261)	(33.3%)	21.6%	20.2%
Corporate and other expenses
Corporate expenses	52,544	50,216	(2,328)	(4.4%)	20.7%	27.7%
Depreciation and amortization	4,378	2,740	(1,638)	(37.4%)	1.7%	1.5%
Interest expense, net	35,520	39,523	4,003	11.3%	14.0%	21.8%
Goodwill impairment	—	11,288	11,288	100.0%	—	6.2%
Income tax expense	23	83	60	260.9%	—	0.0%
Total corporate and other expenses	92,465	103,850	11,385	12.3%	36.4%	57.2%
Net loss	$(37,592)	$(67,238)	$(29,646)	(78.9%)	(14.8%)	(37.0%)

Operating Metrics

The following tables set forth key loan and check cashing operating data as of and for the nine months ended September 30, 2020, and 2019:

	Nine Months Ended
	September 30,
	2019	2020
Short-term Loan Operating Data (unaudited):
Loan volume (originations and refinancing) (in thousands)	$773,369	$520,795
Number of loan transactions (in thousands)	2,116	1,340
Average new loan size	$365	$389
Average fee per new loan	$47.05	$49.42
Loan loss provision (in thousands)	$28,829	$12,319
Loan loss provision as a percentage of loan volume	3.7%	2.4%
Secured loans as percentage of total at September 30th	13.7%	18.6%
Medium-term Loan Operating Data (unaudited):
Balance outstanding (in thousands)	$39,658	$23,101
Number of loans outstanding	41,481	27,750
Average balance outstanding	$956	$832
Weighted average monthly percentage rate	18.0%	19.0%
Allowance as a percentage of finance receivables	30.9%	40.0%
Loan loss provision (in thousands)	$23,200	$11,375
Secured loans as percentage of total at September 30th	15.8%	14.0%
Check Cashing Data (unaudited):
Face amount of checks cashed (in thousands)	$1,288,141	$1,218,960
Number of checks cashed (in thousands)	2,034	1,785
Face amount of average check	$633	$683
Average fee per check	$18.97	$24.09
Returned check expense (in thousands)	$3,641	$2,753
Returned check expense as a percent of face amount of checks cashed	0.3%	0.2%

Revenue

	Nine Months Ended September 30,
	2019	2020	Increase (Decrease)		2019	2020

					(Percent of Revenue)
Short-term Consumer Loan Fees and Interest	$99,583	$66,205	$(33,378)	(33.5%)	39.2%	36.5%
Medium-term Consumer Loan Fees and Interest	46,930	31,427	(15,503)	(33.0%)	18.5%	17.3%
Credit Service Fees	47,373	10,613	(36,760)	(77.6%)	18.7%	5.8%
Check Cashing Fees	38,586	42,986	4,400	11.4%	15.2%	23.7%
Prepaid Debit Card Services	8,582	8,133	(449)	(5.2%)	3.4%	4.5%
Other Income	12,828	22,206	9,378	73.1%	5.0%	12.3%
Total Revenue	$253,882	$181,570	$(72,312)	(28.5%)	100.0%	100.0%

Total revenue for the nine months ended September 30, 2020, decreased $72.3 million, or 28.5%, as compared to the same period in the prior year. The decrease is primarily the result of decreased credit service fees, short-term consumer loan fees and medium-term consumer loan fees partially offset by increases in check cashing fees and other income.

Revenue from short-term consumer loan fees and interest for the nine months ended September 30, 2020, decreased $33.4 million, or 33.5%, as compared to the same period in the prior year, primarily due to the contraction of the short-term portfolios in the Retail segment as a result of the COVID-19 pandemic.

Revenue from medium-term consumer loans for the nine months ended September 30, 2020, decreased $15.5 million, or 33.0%, as compared to the same period in the prior year, primarily due to the contraction of the medium-term portfolios in the Retail segment as a result of the COVID-19 pandemic, and a regulatory change preventing the medium-term product from being offered in a certain market.

Revenue from CSO fees for the nine months ended September 30, 2020, decreased $36.8 million, or 77.6%, compared to the same period in the prior year, primarily related to the discontinued CSO product in our Retail segment.

Revenue from check cashing fees for the nine months ended September 30, 2020, increased $4.4 million, or 11.4%, compared to the same period in the prior year, primarily as the result of an increase in the average fee per check.

Other income for the nine months ended September 30, 2020, increased $9.4 million, or 73.1%, compared to the same period in the prior year, primarily as the result of commissions earned for bill pay services in certain markets.

Operating Expenses

	Nine Months Ended September 30,
	2019	2020	Increase (Decrease)		2019	2020

				(Percent)	(Percent of Revenue)

Salaries	$52,335	$43,872	$(8,463)	(16.2%)	20.6%	24.2%
Provision for Loan Losses	77,949	34,295	(43,654)	(56.0%)	30.7%	18.9%
Occupancy	25,877	25,970	93	0.4%	10.2%	14.3%
Depreciation & Amortization	18,758	12,375	(6,383)	(34.0%)	7.4%	6.8%
Advertising & Marketing	2,659	5,042	2,383	89.6%	1.0%	2.8%
Bank Charges	5,327	5,872	545	10.2%	2.1%	3.2%
Store Supplies	1,139	936	(203)	(17.8%)	0.4%	0.5%
Collection Expenses	828	1,010	182	22.0%	0.3%	0.6%
Telecommunications	4,212	4,362	150	3.6%	1.7%	2.4%
Security	1,729	1,520	(209)	(12.1%)	0.7%	0.8%
License & Other Taxes	924	907	(17)	(1.8%)	0.4%	0.5%
Loss on Asset Disposal	126	537	411	326.2%	0.0%	0.3%
Verification Processes	1,847	1,390	(457)	(24.7%)	0.7%	0.8%
Other Operating Expenses	5,299	6,870	1,571	29.6%	2.2%	3.8%
Total Operating Expenses	199,009	144,958	(54,051)	(27.2%)	78.4%	79.8%
Income from Operations	$54,873	$36,612	$(18,261)	(33.3%)	21.6%	20.2%

Total operating expenses decreased by $54.1 million, or 27.2%, for the nine months ended September 30, 2020, compared to the same period in the prior year, primarily due to the decreases in salaries, provision for loan losses, and depreciation, partially offset by increases in advertising &marketing and other operating expenses.

Salaries decreased by $8.5 million, or 16.2%, for the nine months ended September 30, 2020, as compared to the prior period, primarily due to the closure of underperforming retail locations and restricted operating hours at certain retail locations.

The provision for loan losses decreased by $43.7 million, or 56.0%, for the nine months ended September 30, 2020, as compared to the same period in the prior year, primarily as the result of decreases in the provision for short-term consumer loans, medium-term consumer loans and CSO loans.

Depreciation decreased by $6.4 million, or 34.0%, for the nine months ended September 30, 2020, as compared to the prior period, primarily as a result of a large portion of property, leasehold improvements, and equipment becoming fully depreciated during the year ended December 31, 2019.

Advertising and marketing increased by $2.4 million, or 89.6%, for the nine months ended September 30, 2020, as compared to the prior period, primarily as a result of the marketing fees associated with a certain product.

Other operating expenses increased by $1.6 million, or 29.6%, for the nine months ended September 30, 2020, as compared to the prior period, primarily due to an increase in other professional services and operating expenses.

Corporate and Other Expenses

	Nine Months Ended September 30,
(dollars in thousands)	2019	2020	Increase (Decrease)		2019	2020

					(Percent of Revenue)
Corporate Expenses	$52,544	$50,216	$(2,328)	(4.4%)	20.6%	27.7%
Depreciation & Amortization	4,378	2,740	(1,638)	(37.4%)	1.7%	1.5%
Interest expense, net	35,520	39,523	4,003	11.3%	14.0%	21.8%
Goodwill Impairment	—	11,288	11,288	100.0%	—	6.2%
Income tax expense	23	83	60	(100.0%)	—	0.0%
Total Corporate and Other Expenses	$92,465	$103,850	$11,385	12.3%	36.3%	57.2%

Total corporate and other expenses increased by $11.4 million, or 12.3%, for the nine months ended September 30, 2020, as compared to the same period in the prior year, primarily as the result of the goodwill impairment and increase in interest expense, partially offset by decreases in corporate expenses and depreciation.

Depreciation decreased by $1.6 million, or 37.4%, for the nine months ended September 30, 2020, as compared to the prior year’s period, primarily as a result of a large portion of property, leasehold improvements, and equipment becoming fully depreciated during the year ended December 31, 2019

Interest expense increased by $4.0 million, or 11.3%, for the nine months ended September 30, 2020, as compared to the prior year’s period, primarily due to the increase in the principal amount of the senior PIK notes

The $11.3 million goodwill impairment for the current period was recorded when the Company determined that the Retail segment was fully impaired after testing goodwill for impairment based on the triggering event from the macroeconomic effects of the COVID-19 pandemic.

Business Segment Results of Operations for the Nine Months Ended September 30, 2020, and September 30, 2019

The following tables present summarized financial information for our segments:

	As of and for the nine months ended September 30, 2020
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$149,603		$40,750			$190,353
Other Intangible Assets	2,309		—			2,309
Total Revenues	$158,935	100.0%	$22,635	100.0%		$181,570	100.0%
Provision for Loan Losses	25,354	16.0%	8,941	39.5%		34,295	18.9%
Depreciation and Amortization	12,375	7.7%	—	—%		12,375	6.8%
Other Operating Expenses	95,440	60.0%	2,848	12.6%		98,288	54.0%
Operating Gross Profit	25,766	16.2%	10,846	47.9%		36,612	20.3%
Interest Expense, net	26,532	16.7%	12,991	57.4%		39,523	21.8%
Depreciation and Amortization	2,653	1.7%	87	0.4%		2,740	1.5%
Goodwill Impairment	11,288	7.1%	—	—		11,288	6.2%
Other Corporate Expenses (a)	—	—	—	—	50,216	50,216	27.7%
Loss from Continuing Operations, before tax	(14,707)	(9.3)%	(2,232)	(9.9)%	(50,216)	(67,155)	(37.0)%

(a)	Represents expenses that are not allocated between reportable segments.

	As of and for the nine months ended September 30, 2019
	Retail		Internet		Unallocated
	Financial	% of	Financial	% of	(Income)		% of
	Services	Revenue	Services	Revenue	Expenses	Consolidated	Revenue
Total Assets	$226,583		$27,381			$253,964
Goodwill	11,288		—			11,288
Other Intangible Assets	2,686		85			2,771
Total Revenues	$220,406	100.0%	$33,476	100.0%		$253,882	100.0%
Provision for Loan Losses	60,554	27.5%	17,395	52.0%		77,949	30.7%
Depreciation and Amortization	18,758	8.5%	—	—%		18,758	7.4%
Other Operating Expenses	98,472	44.7%	3,830	11.4%		102,302	40.3%
Operating Gross Profit	42,622	19.3%	12,251	36.6%		54,873	21.6%
Interest Expense, net	24,131	10.9%	11,389	34.0%		35,520	14.0%
Depreciation and Amortization	4,220	1.9%	158	0.5%		4,378	1.7%
Other Corporate Expenses (a)	—	—	—	—	52,544	52,544	20.7%
Income (loss) from Continuing Operations, before tax	14,271	6.5%	704	2.1%	(52,544)	(37,569)	(14.8)%

(a)	Represents expenses that are not allocated between reportable segments.

Retail Financial Services

Retail financial services represented 87.5%, or $158.9 million, of consolidated revenues for the nine months ended September 30, 2020, which was a decrease of $61.5 million, or 27.9%, over the prior period, primarily as a result of a decrease in short-term consumer loan fees and credit services fees. However, revenue from check cashing, and other income for the Retail segment increased by $4.4 million and $9.6 million, respectively, for the nine months ended September 30, 2020, compared to the prior year period. Also, provision for loan losses decreased as a percentage of revenue from 27.5% to 16.0% for the nine months ended September 30, 2020 compared to the prior year period.

Internet Financial Services

For the nine months ended September 30, 2020, total revenues contributed by our Internet financial services segment were $22.6 million, a decrease of $10.8 million, or 32.4%, over the prior year comparable period, primarily as a result of contracting portfolios as a result of the COVID-19 pandemic, and regulatory changes in a certain market. However, provision for loan losses decreased as a percentage of revenue from 52.0% to 39.5%, and operating gross profit increased as a percentage of revenue from 36.6% to 47.9% for the nine months ended September 30, 2020 compared to the prior year comparable period.

Nine Month Cash Flow Analysis

The table below summarizes our cash flows for the nine months ended September 30, 2020, and 2019.

	Nine Months Ending September 30,
(in thousands)	2019	2020
Net Cash Provided by Operating Activities	$85,725	$21,380
Net Cash Used in Investing Activities	(80,875)	(6,775)
Net Cash Used in Financing Activities	(552)	(6,038)
Net Increase in Cash and Cash Equivalents and Restricted Cash	$4,298	$8,567

Cash Flows from Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2020 and 2019, were $21.4 million and $85.7 million, respectively. Net income, net of the non-cash impact of the provision for loan losses, goodwill impairment, depreciation, and interest on PIK notes was $18.5 million and $86.2 million for the nine months ended September 30, 2020 and 2019, respectively.

Cash Flows from Investing Activities. The $74.1 million decrease in net cash used in investing activities for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, is primarily due to $74.7 million fewer in loan originations.

Cash Flows from Financing Activities. The $5.5 million increase in net cash used in financing activities for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, is primarily due to the paydown of the Ivy Credit Agreement required by the April 2020 amendment.

Capital Expenditures

During the nine months ended September 30, 2019 and 2020, the Company spent $4.8 million and $6.8 million, respectively, on capital expenditures primarily for maintenance on certain retail locations.

Capital structure and concerns about Company’s ability to continue as a going concern

The Company’s indebtedness includes $69.0 million outstanding under the Ivy Credit Agreement that is due in the second quarter of 2021, and its expected cash position will not be sufficient to repay this indebtedness as it becomes due. Decreased portfolio levels had a negative impact on operating profits and liquidity and will impact our ability to meet the Ivy Credit Agreement and Revolving Credit Agreement collateral coverage covenants and may trigger cross-default provision.

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

On July 19, 2014, a subsidiary of the Company entered in to a $1.4 million term note with a nonrelated entity for the acquisition of a share of an airplane. We recorded our $1.1 million share of the joint note, but both parties are joint and severally liable. The joint note had an outstanding balance of $1.0 million at September 30, 2020, and our share of the note was $0.7 million. The term note was amended on November 22, 2019, to extend the maturity date to November 22, 2024, and increased the interest rate to 4.75%.

On May 24, 2016, a subsidiary of the Company entered into a $1.2 million term note for a fractional share of an airplane, and the note had an outstanding balance of $0.9 million as of September 30, 2020.

The Company issued $276.9 million of senior PIK notes on December 12, 2018. The PIK notes accrue interest at 10.75% which is satisfied semi-annually by increasing the principal amount of the PIK notes. The PIK notes had an outstanding principal balance of $324.4 million at September 30, 2020 and are presented at their fair value of $17.1 million on the consolidated balance sheet.

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

Loan Portfolio

As of September 30, 2020, we were licensed to offer loans in 31 states. We have established a loan loss allowance in respect of our loans receivable at a level that our management believes to be adequate to absorb known or probable losses from loans made by us and accruals for losses in respect of loans made by third parties that we guarantee. Our policy for determining the loan loss allowance is based on historical experience, as well as our management’s review and analysis of the payment and collection of the loans within prior periods. All loans and services, regardless of type, are made in accordance with state regulations, and, therefore, the terms of the loans and services may vary from state-to-state. Loan fees and interest are earned on loans. Products which allow for an upfront fee are recognized over the loan term. Other products’ interest is earned over the term of the loan.

As of September 30, 2020, and December 31, 2019, our total finance receivables net of unearned advance fees was approximately $58.9 million and $95.8 million, respectively.

Off-Balance Sheet Arrangements

In certain markets under the CSO model, a subsidiary of the Company arranges for consumers to obtain consumer loan products from one of several independent third-party lenders whereby we act as a facilitator. For consumer loan products originated by third-party lenders under the programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company’s subsidiary will guarantee such loans. When a consumer executes an agreement with the Company’s subsidiary under these programs, the Company’s subsidiary agrees, for a fee payable to the Company’s subsidiary by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. As of September 30, 2020, and December 31, 2019, the outstanding amount of active consumer loans guaranteed by certain of the Company’s subsidiaries was $3.8 million and $12.1 million, respectively. The outstanding amount of active consumer loans for Ohio consists of $0.1 million and $7.1 million in medium-term loans at September 30, 2020 and December 31, 2019, respectively. The outstanding amount of active consumer loans for Texas consists of $3.7 million and $5.0 million in short-term loans at September 30, 2020 and December 31, 2019, respectively. The accrual for third party loan losses, which represents the estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company, was $1.2 million and $2.6 million as of September 30, 2020, and December 31, 2019, respectively.

In some instances, the Company has entered into debt buying agreements whereby the Company will purchase certain delinquent loans. Total gross receivables for which the Company has recorded a debt buyer liability were $20.5 million and $28.4 million, and the debt buyer liability was $2.4 million and $3.5 million as of September 30, 2020 and December 31, 2019, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2020, we have no material market risk sensitive instruments entered into for trading or other purposes, as defined by GAAP.

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

As of September 30, 2020, we had $435.0 million of indebtedness, none of which is subject to variable interest rates. However, we may enter into variable rate indebtedness in the future.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

With the exception of the following risk factors, there have been no material changes with respect to the risk factors disclosed under the heading “Risk Factors” beginning on page 5 of Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on October 20, 2020.

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

 Further, the Company’s and its subsidiaries’ liquidity and access to capital, including its ability to refinance or otherwise extend the maturity of the Ivy Credit Agreement, acquire potential additional capital investment, or comply with the covenant requirements of the Ivy Credit Agreement and Revolving Credit Agreement, could be materially adversely impacted by the pandemic. We currently do not expect that our cash position will be sufficient to repay the Ivy Credit Agreement when it becomes due in the second quarter of 2021. It is likely that we will not be able to comply with certain financial covenants in the Ivy Credit Agreement and Revolving Credit Agreement as a result of the impact of the pandemic on our business. In addition, as a result of the resignation of RSM US LLP, the Company’s ability to refinance or extend the maturity date of the Ivy Credit Agreement may have been impaired and may materially increase the cost of funds in any refinancing (or extension) of the Ivy Credit Agreement. As of the date of issuance of the Form 10-Q, substantial doubt exists about our ability to satisfy our obligations and continue as a going concern.

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

As further described in the June 11 8-K, prior to such discovery and notice by RSM, the Company was not aware of any issues relating to RSM’s independence, including those described in the Resignation Letters, and the Company believes that the matters giving rise to the independence issues did not compromise RSM’s integrity or objectivity with respect to its audit reports.  Nevertheless, in light of the requirements of the federal securities laws and regulations and because the purpose of the auditor independence rules is to provide investors with confidence that audits and reviews of public company financial statements are carried out objectively and impartially by independent accountants. Elliott Davis has completed its re-audit and re-review of the referenced financial statements which were re-filed with the SEC on October 20, 2020. We might also face litigation, and there can be no assurance that any such litigation, either against us specifically or as part of a class, would not materially adversely affect our business, financial condition or the market price of our securities.

ITEM 6. EXHIBITS.

The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description of Exhibit

10.3	First Amendment and Waiver to Amended and Restated Revolving Credit Agreement, dated September 25, 2020.
31.1	Certification Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer
31.2	Certification Pursuant to Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer
101

Interactive Data File:

(i) Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019; (ii) Consolidated Statements of Operations and Comprehensive Income for the Three Months and Nine Months Ended September 30, 2020 (unaudited) and September 30, 2019 (unaudited); (iii) Consolidated Statement of Members’ Equity for the Three Months and Nine Months Ended September 30. 2020 (unaudited) and September 30, 2019 (unaudited); (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 (unaudited) and September 30, 2019 (unaudited); and (v) Notes to Consolidated Financial Statements (unaudited)—submitted herewith pursuant to Rule 406T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2020

CCF Holdings LLC and Subsidiaries (registrant)

/s/ MICHAEL DURBIN
Michael Durbin
Chief Financial Officer
Principal Financial and
Principal Accounting Officer